Form 10-Q
period 2024-09-30
EQV Ventures Acquisition Corp.
filed 2024-11-12
CIK 2021042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 12, 2024, there were 35,822,500 Class A ordinary shares, $0.0001 par value and 8,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

EQV VENTURES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheet as of September 30, 2024 (Unaudited)	1
Condensed Statements of Operations For the Three Months Ended September 30, 2024 and For the Period from April 15, 2024 (Inception) Through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit For the Three Months Ended September 30, 2024 and For the Period from April 15, 2024 (Inception) Through September 30, 2024 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from April 15, 2024 (Inception) Through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
Signatures	23

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EQV VENTURES ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2024

(UNAUDITED)

Assets:
Current assets
Cash and cash equivalents	$875,919
Short Term prepaid insurance	117,484
Prepaid expenses	55,379
Total current assets	1,048,782
Cash held in Trust Account (defined in Note 1)	352,575,810
Long Term prepaid insurance	97,903
Total Assets	$353,722,495

Liabilities and Shareholders’ Deficit:
Current liabilities
Accrued offering costs	$60,000
Accrued expenses	220,434
Cash underwriting fee payable	572,917
Total current liabilities	853,351
Deferred legal fees	746,370
Deferred underwriting fee	12,250,000
Total Liabilities	13,849,721

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 35,000,000 shares at redemption value of $10.07 per share	352,425,522

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 822,500 shares issued and outstanding (excluding 35,000,000 shares subject to possible redemption)	82
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 8,750,000 shares issued and outstanding	875
Additional paid-in capital	—
Accumulated deficit	(12,553,705)
Total Shareholders’ Deficit	(12,552,748)
Total Liabilities and Shareholders’ Deficit	$353,722,495

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Period from April 15, 2024 (Inception) Through September 30,
	2024	2024
General and administrative costs	$332,208	$379,124
Loss from operations	(332,208)	(379,124)

Other income:
Change in fair value of over-allotment liability	598,539	598,539
Interest earned on marketable securities held in Trust Account	2,695,023	2,695,023
Total other income, net	3,293,562	3,293,562
Net income	$2,961,354	$2,914,438

Weighted average shares outstanding of Class A ordinary shares	20,930,467	11,375,432
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.10	$0.14

Weighted average shares outstanding of Class B ordinary shares	8,750,000	8,750,000
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.10	$0.14

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND

FOR THE PERIOD FROM APRIL 15, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — April 15, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (defined in Note 1)	—	—	10,062,500	1,006	23,994	—	25,000

Issuance of Class A ordinary shares to non-executive director nominees	160,000	16	—	—	382	—	398

Net loss	—	—	—	—	—	(46,916)	(46,916)

Balance – June 30, 2024	160,000	$16	10,062,500	$1,006	$24,376	$(46,916)	$(21,518)

Sale of 662,500 Private Placement Units	662,500	66	—	—	6,624,934	—	6,625,000

FV of Public Warrants (defined in Note 3) at issuance	—	—	—	—	2,100,000	—	2,100,000

Forfeiture of founder shares	—	—	(1,312,500)	(131)	131	—	—

Allocated value of transaction costs to Class A shares	—	—	—	—	(176,588)	—	(176,588)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,572,853)	(15,468,143)	(24,040,996)

Net Income	—	—	—	—	—	2,961,354	2,961,354

Balance – September 30, 2024	822,500	$82	8,750,000	$875	$—	$(12,553,705)	$(12,552,748)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 15, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

(UNAUDITED)

Cash Flows from Operating Activities:
Net Income	$2,914,438
Adjustments to reconcile net income to net cash used in operating activities:
Operating costs paid by Sponsor in exchange for issuance of Class B founder shares	25,000
Interest expenses (earned) on marketable securities held in Trust Account	(2,695,023)
Change in fair value of over-allotment liability	(598,539)
Changes in operating assets and liabilities:
Prepaid expenses	(55,379)
Short Term prepaid insurance	(117,484)
Long Term prepaid insurance	(97,903)
Accrued expenses	220,434
Net cash used in operating activities	(404,456)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(350,000,000)
Cash withdrawn from Trust Account for working capital purposes	119,213
Net cash used in investing activities	(349,880,787)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	345,322,917
Proceeds from sale of Private Placement Units	6,625,000
Issuance of Class A shares to non-executive director nominees	398
Proceeds from promissory note - related party	269,840
Repayment of promissory note - related party	(269,840)
Payment of offering costs	(787,153)
Net cash provided by financing activities	351,161,162

Net change in cash and cash equivalents	875,919
Cash and cash equivalents – End of period	$875,919

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$60,000
Deferred underwriting fee payable	$12,250,000
Forfeiture of founder shares	$131
Write off of over-allotment liability	$598,539
Deferred legal fee payable	$746,370

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from April 15, 2024 (inception) through September 30, 2024 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company anticipates it will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2024

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

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct conversion pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from converting its shares with respect to more than an aggregate of 15% or more of the Public Shares or 5,250,000 (or up to 6,037,500 if the over-allotment option had been exercised in full), without the prior consent of the Company. The over-allotment option has expired since the close of the Initial Public Offering.

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

SEPTEMBER 30, 2024

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

Additionally, at the closing of the Initial Public Offering, the Company paid the underwriter $0.15 per Unit sold in the Initial Public Offering, or $5,250,000 in the aggregate (the “Base Fee”). Of such $0.15 per unit payable as the Base Fee, $0.132 per Unit, or $4,625,000 in the aggregate, was paid at the closing of the Initial Public Offering (with $2,000,000 paid in cash and $2,625,000 used to purchase the Underwriter Private Placement Units), and $0.018 per unit, or $625,000 in the aggregate, is payable to the underwriter in cash in twelve equal monthly installments of approximately $52,000 each beginning on the first month anniversary of the closing of the Initial Public Offering.

On September 27, 2024, EQV Ventures Acquisition Corp. issued a press release, announcing that the holders of the Company’s units may elect to separately trade the Class A ordinary shares and warrants included in the units commencing on September 27, 2024. Those units not separated will continue to trade on the New York Stock Exchange (“NYSE”) under the symbol “EQVU,” and each of the Class A ordinary shares and warrants that are separated will trade on NYSE under the symbols “EQV” and “EQVW,” respectively. Holders of units will need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, to separate the units into Class A ordinary shares and warrants.

As of September 30, 2024, the Company had operating cash of $875,919 and a working capital of $195,431. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and the Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed financial statements if a Business Combination is not yet consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 8, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 8, 2024. The interim results for the three months ended September 30, 2024 and for the period from April 15, 2024 (inception) through September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024.

Cash Held in Trust Account

At September 30, 2024, the assets held in the Trust Account, amounting to $352,575,810, were held in cash. As of September 30, 2024, $150,288 of the Trust Account balance can be withdrawn for working capital expenses.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consisted principally of professional and registration fees that were related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity, and offering costs allocated to the Public Warrants (as defined in Note 3) and Private Placement Warrants (as defined in Note 4) were charged to shareholders’ deficit, as Public Warrants and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480. The over-allotment has expired and is no longer payable.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024, there are no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Warrant Instruments

The Company accounts for the 11,666,666 Public Warrants and 220,833 Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company has classified the warrant instruments under equity treatment at their assigned values.

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. At September 30, 2024, the Class A ordinary shares subject to redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$350,000,000
Less:
Proceeds allocated to Public Warrants	(2,100,000)
Proceeds allocated to the over-allotment option	(598,539)
Class A ordinary shares issuance costs	(18,916,935)
Plus:
Remeasurement of carrying value to redemption value	21,615,474
Class A ordinary shares subject to possible redemption, June 30, 2024	$350,000,000
Plus:
Accretion of carrying value to redemption value	2,425,522
Class A ordinary shares subject to possible redemption, September 30, 2024	$352,425,522

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

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, (i) Class A Ordinary Shares and (ii) Class B ordinary shares, par value of $0.0001 per share (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of shares. Net income per Ordinary Share is calculated by dividing the net income by the weighted average shares of Ordinary Shares outstanding for the respective period.

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,312,500 ordinary shares that were forfeited as the over-allotment option was not exercised in full by the underwriters. The over-allotment has expired and is no longer payable. At September 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended September 30,		For the Period from April 15, 2024 (Inception) Through September 30,
	2024		2024
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$2,088,327	$873,027	$1,647,318	$1,267,120
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,930,467	8,750,000	11,375,432	8,750,000
Basic and diluted net income per ordinary share	$0.10	$0.10	$0.14	$0.14

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

SEPTEMBER 30, 2024

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

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On April 19, 2024, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration of 10,062,500 Class B ordinary shares (the “Founder Shares”), par value $0.0001 per share, of the Company. The Sponsor has forfeited 1,312,500 Founder Shares. The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 6.

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

Due from Sponsor

On September 30, 2024, the Sponsor owes the Company $0 of funds from the sale of the Sponsor Private Placement Units. Subsequently, on September 30, 2024, the Sponsor repaid the amount owed to the Company.

Promissory Note

On April 19, 2024, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate of $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due on the earlier of December 31, 2024 or the completion of the Initial Public Offering. On August 8, 2024, at the time of the Initial Public Offering, the Company repaid the then outstanding balance, and the note is no longer available to be drawn upon. As of September 30, 2024, the Company had $0 outstanding under the Promissory Note.

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

SEPTEMBER 30, 2024

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units and the underlying securities would be identical to the Private Placement Units and the underlying securities of such Private Placement Units, except as described herein. At September 30, 2024, no Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on August 6, 2024, the Company agreed to pay an affiliate of the Sponsor a monthly fee of $30,000 for office space, utilities, secretarial support and administrative support. This arrangement will terminate upon completion of a Business Combination or the distribution of the Trust Account to the public shareholders. As of September 30, 2024, the Company incurred $60,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheet.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 5,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The over-allotment option has expired since the close of the Initial Public Offering.

The underwriter is entitled to the Base Fee of $0.15 per Unit sold in the Initial Public Offering, or $5,250,000 in the aggregate. Of such $0.15 per unit payable as the Base Fee, $0.132 per Unit, or $4,625,000 in the aggregate, was paid at the closing of the Initial Public Offering (with $2,000,000 paid in cash and $2,625,000 used to purchase the Underwriter Private Placement Units), and $0.018 per unit, or $625,000 in the aggregate, is payable to the underwriter in cash in twelve equal monthly installments of approximately $52,000 each beginning on the first month anniversary of the closing of the Initial Public Offering. An over-allotment fee, if any, is payable in cash upon each closing of the underwriter’s over-allotment option. The over-allotment has expired and is no longer payable.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $12,250,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The deferred fee will be payable to the underwriter upon the closing of a Business Combination in three portions, as follows: (i) $0.075 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, (ii) up to $0.175 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with a Business Combination and (iii) $0.10 per Unit sold in the base offering, plus $0.175 per Unit per unit sold pursuant to the underwriter’s over-allotment option, shall be paid to the underwriter in cash (such aggregate amount, the “Allocable Amount”), provided that, after completion of the Initial Public Offering and the underwriter’s receipt of 100% of the Base Fee and an over-allotment fee (if any), the Company has the right, in its sole discretion, not to pay all or any portion of the Allocable Amount to the underwriter and to use the Allocable Amount for expenses in connection with a Business Combination. The over-allotment has expired and is no longer payable.

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2024, there are no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2024, there are 822,500 Class A ordinary shares issued and outstanding, excluding 35,000,000 Class A ordinary shares subject to possible redemption.

On May 22, 2024, the Company issued 40,000 Class A ordinary shares to each of its non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the Company. These issuances were made pursuant to the exemption from registration contained in section 4(a)(2) of the Securities Act. The issuance of the Class A ordinary shares to the Company’s director nominees is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company estimated the fair value of the issued Class A ordinary shares to the Company’s director nominees to be approximately $396 based upon the price of the Founder Shares received by the Sponsor. These Class A ordinary shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related these Class A ordinary shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination).

Class B Ordinary Shares

The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. At September 30, 2024, there are 8,750,000 Class B ordinary shares issued and outstanding. 1,312,500 shares were forfeited as the underwriter’s over-allotment option was not exercised in full. The over-allotment option has expired since the close of the Initial Public Offering.

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

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

NOTE 7. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on September 30, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2024
Assets:
Cash equivalents	1	$750,000

The following table presents information about the Company’s assets that are measured at fair value on August 8, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	August 8, 2024
Liabilities:
Fair value of over-allotment option	3	$598,539
Equity:
Fair value of Public Warrants for Class A ordinary shares subject to redemption allocation	3	$2,100,000

The over-allotment option was initially accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the condensed balance sheet. The over-allotment liability is measured at fair value at inception and on a recurring basis. The over-allotment option has expired since the close of the Initial Public Offering.

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary share based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

The following table presents the quantitative information regarding the market assumption used in the valuation of the over-allotment option:

August 8, 2024
Closing stock price	$10.00
Exercise price	$10.00
Expected term (years)	0.12
Volatility	5.42%
Daily treasury yield curve	5.55%

The fair value of Public Warrants was determined using a Black-Scholes model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

August 8, 2024
Underlying stock price	$10.00
Exercise price	$11.50
Term (years)	5.0
Risk-free rate	3.477%
Volatility	14.4%
Market probability risk factor	12.5%

NOTE 8. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 15, 2024 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net income of $2,961,354, which consisted of interest earned on marketable securities held in Trust Account of $2,695,023 and change on over-allotment liability $598,539 offset by general and administrative costs of $332,208.

For the period from April 15, 2024 (inception) through September 30, 2024, we had a net income of $2,914,438, which consisted of interest earned on marketable securities held in Trust Account of $2,695,023 and change on over-allotment liability $598,539 offset by general and administrative costs of $379,124.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of September 30, 2024, the Company had $875,919 in cash and a working capital of $195,431.

On August 8, 2024, we consummated the Initial Public Offering of 35,000,000 Units at $10.00 per Unit, generating gross proceeds of $350,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 Sponsor Private Placement Units at a price of $10.00 per Sponsor Private Placement Unit, generating gross proceeds of $4,000,000, and 262,500 Underwriter Private Placement Units, at a price of $10.00 per Underwriter Private Placement Unit, generating gross proceeds of $2,625,000.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (net, with respect to interest income, of permitted withdrawals (as defined herein)), to complete our Business Combination. We are permitted to withdraw 10% of the interest earned on the trust account to fund our working capital requirements and/or to pay our taxes, and such withdrawals can only be made from interest and not from the principal held in the trust account (“permitted withdrawals”). To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. As of September 30, 2024, $150,288 of the Trust Account balance can be withdrawn for working capital expenses.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriter was entitled to $0.15 per Unit sold in the Initial Public Offering, or $5,250,000 in the aggregate (the “Base Fee”). Of such $0.15 per unit payable as the Base Fee, $0.132 per Unit, or $4,625,000 in the aggregate, was paid at the closing of the Initial Public Offering (with $2,000,000 paid in cash and $2,625,000 used to purchase the Underwriter Private Placement Units), and $0.018 per unit, or $625,000 in the aggregate, is payable to the underwriter in cash in twelve equal monthly installments of approximately $52,000 each beginning on the first month anniversary of the closing of the Initial Public Offering. An over-allotment fee, if any, is payable in cash upon each closing of the underwriter’s over-allotment option. The over-allotment has expired and is no longer payable.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2024, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection (i) with our liquidation, (ii) if there is a shareholder vote or tender offer in connection with the initial Business Combination and (iii) with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our Amended and Restated Memorandum and Articles of Association provides that we currently will only redeem our Public Shares. However, the threshold in the Amended and Restated Memorandum and Articles of Association would not change the nature of the underlying shares as redeemable and thus Public Shares are required to be disclosed outside of permanent equity. We recognize change in redemption value immediately as they occur and adjust the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

Net Income Per Ordinary Share

We have two classes of shares: the (i) redeemable and non-redeemable Class A Ordinary Shares and (ii) Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income per share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants are contingent upon the occurrence of future events.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On May 22, 2024, the Company issued 40,000 Class A ordinary shares to each of its non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the Company. These issuances were made pursuant to the exemption from registration contained in section 4(a)(2) of the Securities Act. At September 30, 2024, there are 3,822,500 Class A ordinary shares issued and outstanding.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement among the Company and BTIG (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 8, 2024).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 8, 2024).
10.1	Private Placement Units Purchase Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 8, 2024).
10.2	Private Placement Units Purchase Agreement between the Company and the Underwriter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 8, 2024).
10.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 8, 2024).
10.4	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 8, 2024).
10.5	Registration and Shareholder Rights Agreement among the Company, the Sponsor, BTIG and certain other equity holders named therein (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 8, 2024).
10.6	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 8, 2024).
10.7	Administrative Services Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 8, 2024).
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-280048), filed on July 24, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQV VENTURES ACQUISITION CORP.

Date: November 12, 2024	By:	/s/ Jerome Silvey
	Name:	Jerome Silvey
	Title:	Chief Executive Officer
(principal executive officer)

Date: November 12, 2024	By:	/s/ Tyson Taylor
	Name:	Tyson Taylor
	Title:	President, Chief Financial Officer
(principal financial and accounting officer)