Form 10-K
period 2024-12-31
EQV Ventures Acquisition Corp.
filed 2025-03-31
CIK 2021042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

EQV VENTURES ACQUISITION CORP.

(Exact name of Registrant as specified in its charter)

Cayman Islands	001-42207	98-1786998
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1090 Center Drive, Park City, Utah 84098

(Address of principal executive office) (Zip Code)

(405) 870-3781

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.: Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company.” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s Units began trading on the New York Stock Exchange on August 7, 2024 and the registrant’s Class A ordinary shares and warrants began separate trading on the New York Stock Exchange on September 27, 2024. The aggregate market value of the voting stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price of $9.98 for the Class A ordinary shares on December 31, 2024, as reported on the New York Stock Exchange, was $351.9 million.

As of March 28, 2025, there were 35,822,500 Class A ordinary shares, par value $0.0001, and 8,750,000 Class B ordinary shares, par value $0.0001, issued and outstanding.

Documents Incorporated by Reference: None.

EQV VENTURES ACQUISITION CORP.

I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing of such business combinations, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from geopolitical events like the conflicts between Russia and Ukraine and between Israel and Hamas, and economic impacts such as persistent inflation, trade wars and tariffs and rising interest rates;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account established in connection with our initial public offering or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described more fully under the heading “Item 1A. Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

II

PART I

References in this Annual Report to “we,” “us,” “Company” or “our company” are to EQV Ventures Acquisition Corp., a Cayman Islands exempted company incorporated with limited liability. References to “management” or our “management team” are to our officers and directors. References to our “Sponsor” is to EQV Ventures Sponsor LLC, a Cayman Islands exempted limited liability company. References to “EQV Group” is to EQV Resources Partners LLC, EQV Operating LLC, Peachtree OG LLC and their direct and indirect subsidiaries, including investment vehicles and funds managed and/or operated by affiliates of EQV Resources Partners LLC and EQV Operating LLC and their respective portfolio companies.

Item 1. Business

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We may pursue an initial business combination target in any business or industry and in any geographic region. Our team has a history of executing transactions in multiple geographies and under varying economic and financial market conditions. While we will not be limited to a particular industry or sector in our identification and acquisition of a target company, we intend to focus our search for a target business in the broadly defined energy industry, primarily targeting the upstream exploration and production sector.

Our Sponsor is an affiliate of the EQV Group, a group of companies focused on the acquisition, management and optimization of predictable cash-flowing asset bases across the traditional energy spectrum. The EQV Group seeks to acquire mature, long-life and low-decline upstream producing oil & gas assets and related midstream infrastructure within the overlooked basins of North America and Europe. The EQV Group’s mission is to provide unprecedented direct access to a diversified portfolio of proved developed producing assets in a highly optimized, transparent and cost-effective structure. As of December 31, 2024, the EQV Group owned and managed approximately 1,500 oil and gas properties across ten U.S. states and 16 basins with an active network of approximately 75 operating partners. Our management team and the investment professionals at the EQV Group have extensive experience in executing complex and unconventional transactions, navigating the public and private capital markets and developing long-lasting partnerships with stakeholders, all while emphasizing asset optimization and strategically mitigating industry volatility by proactively hedging long-term commodity exposure.

We believe our dedicated team of over thirty individuals has the required investment, operational, due diligence and capital raising resources to effect a business combination with an attractive target and to position it for long-term success in the public markets.

While we may pursue an initial business combination target in any industry or sector, geography or stage of its corporate evolution, we intend to focus our search in North America and Europe. We intend to focus on evaluating companies or assets with leading competitive positions, attractive financial profiles, profitability and free cash flow generation. We believe there is a large universe of such businesses that could benefit from a public listing, and that we will be able to offer a differentiated and compelling value proposition to them. Our objective is to consummate our initial business combination with such a business and to enhance stakeholder value by pursuing additional accretive acquisitions, implementing operational improvements and growing the business’ production base.

As of March 28, 2025, we have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

Our executive offices are located at 1090 Center Drive, Park City, UT 84098, and our telephone number is 405-870-3781. Our corporate website address is https://www.eqvventures.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You should not rely on any such information in making your decision whether to invest in our securities.

Company History

The Company was incorporated as a Cayman Islands exempted company on April 15, 2024. On April 19, 2024, EQV Ventures Sponsor LLC (the “Sponsor”), paid $25,000 to cover certain offering and formation costs of the Company in consideration of 10,062,500 Class B ordinary shares (the “founder shares”), par value $0.0001 per share, of the Company. As of March 28, 2025, our Sponsor owned 8,750,000 founder shares.

On August 8, 2024, we consummated our initial public offering (the “Initial Public Offering”) of 35,000,000 units (the “Units”), each consisting of one Class A ordinary share and one-third of one redeemable warrant (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “public shares”), at $10.00 per Unit, generating gross proceeds of $350,000,000. Each whole warrant entitles the holder of such warrants to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments.

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

Beginning September 27, 2024, holders of the Units may elect to separately trade the Class A ordinary shares and the warrants included in the Units. Those Units not separated continue to trade on the New York Stock Exchange (the “NYSE”) under the symbol “EQVU” and the Class A ordinary shares and warrants that are separated trade under the symbols “EQV” and “EQVW,” respectively.

Our Business Strategy and Competitive Advantage

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, build a company in the broadly defined and established energy industry, primarily targeting the upstream exploration and production sector, which we believe is comprised of hundreds of producers with free cash flow generative assets. We plan to identify, acquire and maximize the value of an E&P company that has low-risk, high-quality proved developed producing assets with remaining upside potential, strong industry relationships, and an experienced management team, and which in either case, will support our primary objective to maximize cash distributions to shareholders, while minimizing operating, commodity and capital market risks. Our focus on E&P companies with high-quality hydrocarbon producing assets will allow us to identify assets with meaningful internal rate of returns, low corporate overhead, diversity of wellbore value, insulation from supply chain issues and high cash flow visibility, among other beneficial investment factors. We believe we provide a desirable transaction alternative for E&P companies that are facing limited access to capital and private equity funds in need of liquidity.

Additionally, our value creation strategy includes our objective to optimize the pro forma capital structure of a target while deploying hedging strategies and systematic long-term commodity risk management. We plan to execute on this strategy with the help of our management team’s and the EQV Group’s experience structuring and navigating complex capital structures that maximize cash proceeds, while preserving the maximization of cash distributions, and proactively hedging long-term commodity exposure to mitigate volatility risk. Moreover, we plan to focus on risk insulation through diversification, including, but not limited to, diversification of producing assets, basins, commodities and sale markets.

We plan to deploy our acquisition and value creation strategy by leveraging our management team’s and the EQV Group’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the energy and natural resources industries could effect a positive transformation or augmentation of existing businesses or properties. Our goal is to build a focused business with multiple competitive advantages that have the potential to improve the target business’s overall value proposition. We plan to utilize the network and industry experience of our management team and the EQV Group in seeking an initial business combination and employing our acquisition strategy, comprised of a robust acquisition and divestment process consisting of detailed screening measures and diligence processes that have been deployed on a large number of transactions in the oil and gas industry.

Further, over the course of their careers, the members of our management team and their affiliates, including the EQV Group, have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. In addition to industry and lending community relationships, we plan to leverage relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. Members of our management team will continue to communicate with their networks of relationships to articulate the parameters for our search for a target business and a potential business combination and will pursue and review potentially interesting leads with the eventual goal to complete a successful business combination.

Past performance of the EQV Group or funds of the EQV Group is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of the EQV Group or funds of the EQV Group or our management’s performance as indicative of our future performance.

Business Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe will be important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into an initial business combination with a target business that does not meet these criteria and guidelines. We will target one or more businesses that we believe have the following core attributes:

●	a substantial and established target valuation relative to the proceeds from the Initial Public Offering;

●	a differentiated and sustainable business model with a defensible market position, prudent financial leverage, predictable hedged cash flow profile, robust profit margin potential and an attractive potential return on capital which is sustainable over time;

●	the potential to generate meaningful unlevered free cash flow, with predictable revenue streams and definable low working capital and capital expenditure requirements;

●	for an E&P business:

●	assets located in the U.S. or Europe with significant reserves classified as “proved developed producing” compared to the total asset value that have a supported history of free cash flow generation and that, after deployment of appropriate capital, can generate supported production levels for significant years in the future;

●	low risk development upside, as demonstrated by assets within a mature, low-decline hydrocarbon reservoir and basin that has proven to be productive and that have undeveloped or underdeveloped inventory that would be economic to develop;

●	assets with a diverse commodity composition across oil, gas and natural gas liquids and assets with high wellbore value diversity to allow for risk insulation through diversification;

●	access to infrastructure and end markets, as demonstrated by assets with gathering and processing infrastructure in place to meet current and future requirements, along with appropriate contracts that allow the business to have sufficient capacity to develop and grow future reserves and production volumes when market conditions warrant;

●	strong people, processes and culture;

●	attractive growth prospects, including an ability to capitalize on positive secular tailwinds;

●	sufficient scale and resources to achieve a successful transition into the public market;

●	will benefit from having a public currency to enhance its ability to grow organically or through M&A; and

●	will benefit from the EQV Group’s relationships and deep value creation capabilities.

We may pursue an initial business combination target in any business or industry and in any geographic region.

Potential upside from growth in the target business and an improved capital structure will be weighed against any identified downside risks. These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our directors and executive officers may deem relevant. We may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. If we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination. These communications would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, and a review of financial, operational, legal and other information about the target and its industry. We will also utilize our operational and capital planning experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with the EQV Group, our Sponsor or any of our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with the EQV Group, our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion that our initial business combination is fair to our company from a financial point of view from an independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria.

Our directors and executive officers may directly or indirectly own our ordinary shares and/or private placement units, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. If any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities.

Initial Business Combination

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of the Initial Public Offering and the private placement and interest earned on the funds held in the trust account, as well as our equity, debt or a combination of these, in effecting a business combination and for working capital. Accordingly, shareholders are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company that does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays and significant expense. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

If we decide to allow shareholders to sell their shares to us in a tender offer, we will file tender offer documents with the SEC, which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. If we seek shareholder approval of our initial business combination, we will consummate our initial business combination only if approved as an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shares held by shareholders who attend and vote at a general meeting of the Company to approve the business combination. The decision as to whether we will seek shareholder approval of our proposed business combination or allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval.

We have 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net, with respect to interest income, of permitted withdrawals), divided by the number of then issued and outstanding public shares, subject to applicable law.

If we are unable to consummate an initial business combination within the applicable time period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, including interest earned on the funds held in the trust account (net, with respect to interest income, of permitted withdrawals and up to $100,000 to pay liquidation expenses), divided by the number of then outstanding public shares, subject to applicable law. We expect the pro rata redemption price to be approximately $10.00 per public share (regardless of whether or not the underwriter of the Initial Public Offering exercises its over-allotment option), without taking into account any interest or other income earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public shareholders. In addition, because we may make permitted withdrawals, including of up to 10% of the interest earned on the trust account to fund our working capital requirements, the potential value of the trust account may be negatively impacted.

The NYSE rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the amount of deferred underwriting discounts held in the trust account and taxes payable on the income earned on the trust account) at the time of signing the agreement to enter into the initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, or if we are considering an initial business combination with an affiliated entity, we will obtain an opinion with respect to the satisfaction of such criteria from an independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. We also will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. Subject to these limitations, our directors and executive officers will have virtually unlimited flexibility in identifying and selecting one or more prospective businesses.

We may, at our option, pursue an acquisition opportunity jointly with the EQV Group, one or more parties affiliated with the EQV Group, including without limitation, officers and affiliates of the EQV Group, or funds of the EQV Group, or investors in funds of the EQV Group. Any such party may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by borrowing from or issuing to such parties a class of equity or debt securities. Any such issuances of equity securities could dilute the interests of our existing shareholders. The amount and other terms and conditions of any such joint acquisition or specified future issuance would be determined at the time of such joint acquisition.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own or acquire shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons. We will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

To the extent we effect our initial business combination with a company or business that is financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our directors and executive officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will fully ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Other Considerations

The EQV Group manages multiple investment vehicles and assets and expects to raise additional funds or accounts in the future, including during the period in which we are seeking our initial business combination. These investment entities and the entities associated with such assets are expected to be seeking acquisition opportunities and related financings. We may compete with any one or more of them on any given acquisition opportunity.

In addition, certain of our directors and executive officers currently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, the EQV Group, funds of the EQV Group or current or former portfolio companies of the EQV Group. Certain of these entities may have overlapping investment objectives and potential conflicts may arise regarding how to allocate investment opportunities among these entities. If any of our directors and executive officers becomes aware of a business combination opportunity that is suitable for a fund or entity to which he or she has then-current fiduciary or contractual obligations, then he or she may need to honor such fiduciary or contractual obligations to present such business combination opportunity to such fund or entity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In addition, investment ideas generated within or presented to the EQV Group or our directors and executive officers may be suitable for both us and the EQV Group, a current or future EQV Group fund or one or more of their portfolio companies, and, subject to applicable fiduciary duties or contractual obligations, will first be directed to the EQV Group, such fund, investment vehicle or portfolio company before being directed, if at all, to us. However, we do not expect these fiduciary duties or contractual obligations to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity (including with respect to any business transaction that may involve another EQV Group entity) for any director or officer, on the one hand, and us, on the other. Accordingly, none of the EQV Group or our directors or officers will have obligations to present a business combination opportunity to us.

Our Sponsor and/or one or more of our directors and officers or the EQV Group and its affiliates, including funds of the EQV Group, may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly to the extent there is overlap among investment mandates and the director and officer teams. In addition, the EQV Group may sponsor other blank check companies similar to ours during the period in which we are seeking an initial business combination, and members of our management team may participate in such blank check companies. Any such blank check company may present additional conflicts of interest in pursuing an acquisition target, particularly if there is overlap among investment mandates and the board and management teams. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination.

In addition, our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our officers and directors, including our Chief Executive Officer and President and Chief Financial Officer, are and in the future will be required to commit time and attention to the EQV Group and current and future funds of the EQV Group. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, any of such entities (including, without limitation, arising as a result of certain of officers and directors being required to offer acquisition opportunities to such entities), such entities will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their ordinary shares in the target business for Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its equity as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”)). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If as a result some investors find our securities unattractive there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

Financial Position

With a trust account in the amount of approximately $356.4 million as of December 31, 2024 after taking into account the expenses of the Initial Public Offering and $12,250,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares in connection with our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Business

Our process of identifying acquisition targets will leverage the EQV Group’s and our directors and executive officers’ industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of the EQV Group and our directors and executive officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants and private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors.

We may engage the services of professional firms or other individuals that specialize in business acquisitions, including the underwriter of the Initial Public Offering or its affiliates, or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In addition, the underwriter of the Initial Public Offering may provide these services without additional compensation. We will formally engage a finder only to the extent our directors and executive officers determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our directors and executive officers determine is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Except as otherwise disclosed in this Annual Report in connection with the deferred underwriting commissions, our Sponsor and our existing officers and directors, or any entity with which they are affiliated, will not be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). However, certain affiliates of our Sponsor will be entitled to reimbursement for any out-of-pocket expenses (or an allocable portion of such expenses), to the extent that such affiliates incur expenses for services provided to us before our initial business combination. We pay an affiliate of our Sponsor a total of $30,000 per month for office space, utilities, secretarial support and administrative services and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of a target business.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, or from making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent entity that commonly renders valuation opinions, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Certain of our directors and executive officers currently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, the EQV Group, funds of the EQV Group or current or former portfolio companies of the EQV Group. Certain of these entities may have overlapping investment objectives and potential conflicts may arise regarding how to allocate investment opportunities among these entities. If any of our directors and executive officers becomes aware of a business combination opportunity that is suitable for a fund or entity to which he or she has then-current fiduciary or contractual obligations (including, without limitation, any funds of the EQV Group or their current or former portfolio companies, or another affiliated entity), then he or she may need to honor such fiduciary or contractual obligations to present such business combination opportunity to such fund or entity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In addition, investment ideas generated within or presented to the EQV Group or our directors and executive officers may be suitable for both us and the EQV Group, a current or future fund of the EQV Group or one or more of their portfolio companies, and, subject to applicable fiduciary duties or contractual obligations, will first be directed to the EQV Group, such fund, investment vehicle or portfolio company before being directed, if at all, to us. None of the EQV Group or any of our directors and executive officers who are also employed by the EQV Group or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware in their capacities as employees of the EQV Group, its funds or their portfolio companies. However, we do not expect these duties or contractual obligations to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity (including with respect to any business transaction that may involve another EQV Group entity) for any director or officer, on the one hand, and us, on the other.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The Company will not pay any consulting fees to our directors and executive officers, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our directors and executive officers, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of our directors and executive officers will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that our directors and executive officers will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the NYSE listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial security holder (as defined by the rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the Company at a disadvantage in the transaction or result in other additional burdens on the Company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the Company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination where otherwise permissible under applicable law, rules and regulations. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to have their shares redeemed. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The effect of any such purchases of shares or warrants could be to reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a certain amount of cash at the closing of our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to have their shares redeemed for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination. Our Sponsor, executive officers, directors, advisors or any of their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, officers, directors or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, we have adopted an insider trading policy that is designed to promote compliance with insider trading laws, rules and regulations and governs the purchase, sale and/or other dispositions of our securities by our directors, officers and employees, as well as their immediate family members and entities owned or controlled by them.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to require us to redeem all or a portion of their Class A ordinary shares in connection with our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds in the trust account (net, with respect to interest income, of permitted withdrawals), divided by the number of then-outstanding public shares, subject to certain limitations. The per share amount we will distribute to investors who properly elect to redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter of the Initial Public Offering. The redemption rights will include the requirement that a beneficial holder must identify itself before we can validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our Sponsor and each of our directors and executive officers entered into an agreement with us, pursuant to which they agreed to waive their redemption rights with respect to any founder shares, private placement shares and any public shares held by each of them in connection with the redemption of our shares upon the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to require us to redeem all or a portion of their Class A ordinary shares in connection with our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirements and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE rules.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above in connection with our initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of ordinary shares who attend and vote at a shareholder meeting.

In such case, our Sponsor and each of our directors and executive officers have agreed to vote their founder shares, private placement shares and any public shares acquired during or after the Initial Public Offering or in the private placement in favor of our initial business combination, except as otherwise described in this Annual Report. As a result, if approved as an ordinary resolution, in addition to our Sponsor’s founder shares and private placement shares, we would need 12,713,751 or 36.3% (assuming all outstanding shares are voted), or 1,570,626, or 4.49% (assuming only the minimum number of shares representing a quorum are voted), of the 35,000,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination to have our initial business combination approved. Each public shareholder may elect to have their public shares redeemed irrespective of whether they vote for or against the proposed transaction or abstain from voting on the proposed transaction. In addition, our Sponsor and each of our directors and executive officers entered into an agreement with us, pursuant to which they agreed to waive their redemption rights with respect to any founder shares, private placement shares and any public shares held by each of them in connection with the completion of our initial business combination.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

The proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders of such shares.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the public shares sold in the Initial Public Offering, which we refer to as “Excess Shares” in this Annual Report, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our directors and executive officers to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our directors and executive officers at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to require us to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy materials or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy materials or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to the date set forth in the proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. To perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to require us to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the redemption deadline and thereafter with the approval of the board of directors. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to require us to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to require us to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to require us to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have until 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering to consummate an initial business combination. If we have not consummated an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, we will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net, with respect to interest income, of permitted withdrawals and up to $100,000 to pay liquidation expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which may expire worthless if we fail to consummate an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor and each of our directors and executive officers have entered into an agreement with us, pursuant to which they waived their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to consummate an initial business combination within 24 months of the Initial Public Offering. However, our Sponsor and our directors and executive officers will be entitled to liquidating distributions from the Company’s operating account with respect to their founder shares, private placement shares and any public shares they may acquire in or after the Initial Public Offering and from the trust account with respect to any public shares they may acquire in or after the Initial Public Offering if we fail to consummate an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering.

Our Sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering or (B) with respect to any other material provision relating to the rights or pre-initial business combination activity of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to require us to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net, with respect to interest income, of permitted withdrawals), divided by the number of the then-outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1.4 million held outside the trust account as of December 31, 2024, plus, with respect to interest earned on the trust account, permitted withdrawals and up to $100,000 available to us to pay liquidation expenses, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our liquidation, to the extent that there is any interest accrued in the trust account following permitted withdrawals, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all material vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our directors and executive officers will consider whether competitive alternatives are reasonably available to the Company and will only enter into an agreement with a third party that has not executed a waiver if our directors and executive officers believe that such third party’s engagement would be in the best interest of the Company given the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our directors and executive officers to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our directors and executive officers are unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm and the underwriter of the Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. To protect the amounts held in the trust account, our Sponsor will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for redemptions as of the date of the liquidation of the trust account could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all material vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to approximately $1.4 million held outside the trust account as of December 31, 2024, in addition to permitted withdrawals, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate an initial business combination within 24 months of the Initial Public Offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate an initial business combination within 24 months, or such earlier date as our board of directors may approve, of the Initial Public Offering or (B) with respect to any other material provisions relating to the rights or pre-initial business combination activity of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who elect to have their Class A ordinary shares redeemed in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination within 24 months of the Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of ordinary shares who attend and vote at a shareholder meeting. A shareholder’s voting in connection with the business combination alone will not result in a shareholder’s requiring us to redeem its shares for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination. See “— Other Considerations.”

Facilities

Our executive offices are located at 1090 Center Drive, Park City, UT 84098. The cost for our use of this space is included in the $30,000 per month fee we pay to an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have seven executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A ordinary shares and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC maintains an internet site at http://www.sec.gov that contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, generally accepted accounting principles in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board in the United States (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential target business will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential target businesses, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

On August 6, 2024, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time (the “Companies Act”). As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of June 30th of that fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any of our directors and executive officers in their capacity as such.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including but not limited to:

●	our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination;

●	your only opportunity to affect the decision regarding a potential business combination may be limited to the exercise of your right to require us to redeem your ordinary shares for cash if we do not seek shareholder approval of such business combination;

●	if we seek shareholder approval of our initial business combination, our Sponsor, directors and executive officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote;

●	the redemption rights of our public shareholders may make our financial condition unattractive to potential business combination targets and may make it difficult for us to enter into a business combination with a target;

●	the ability of our public shareholders to exercise redemption rights with respect to a significant portion of our ordinary shares and the amount of deferred underwriting commissions may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us;

●	the ability of our public shareholders to exercise redemption rights with respect to a significant portion of our ordinary shares could increase the probability that our initial business combination is unsuccessful and that you would have to wait for liquidation for your ordinary shares to be redeemed;

●	the requirement that we consummate an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination agreement as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders;

●	we may not be able to consummate an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, in which case we would redeem our public shares, and our founder shares may become worthless and our warrants may expire worthless;

●	if we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants from public shareholders, which may reduce the public “float” of our Class A ordinary shares or warrants;

●	if a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed;

●	if we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, you will lose the ability to require us to redeem all such shares in excess of 15% of our Class A ordinary shares held by you and any other person with who is deemed to be acting in concert or as a “group” with you;

●	because of our limited resources and the significant competition for business combination opportunities, we may be unable to complete our initial business combination. If we have not completed our initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our founder shares may become worthless and our warrants may expire worthless;

●	if the net proceeds of the Initial Public Offering and the sale of the private placement units not being held in the trust account after permitted withdrawals is insufficient for us to operate for at least the next 24 months, or such earlier date as our board of directors may approve, we will depend on loans from our Sponsor or directors and executive officers to fund our search and to complete our initial business combination. If such loans are unavailable, we may be forced to cease operations and to liquidate the trust account;

●	as we intend to seek a business combination with a target business in the energy industry, we expect our future operations to be subject to risks associated with this sector;

●	after our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate;

●	in recent years, the number of special purpose acquisition companies that have been formed has increased substantially, potentially resulting in more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination;

●	you will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss;

●	you will not be entitled to protections normally afforded to investors of blank check companies subject to Rule 419 of the Securities Act;

●	because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited;

●	provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench our directors;

●	we are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

●	security incidents or cyber-attacks could adversely affect our business, financial condition and operating results; and

Risks Related to Our Business and the Initial Business Combination

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirements. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirements, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

Please see the section entitled “Item 1. Business — Effecting Our Initial Business Combination — Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

Your only opportunity to affect the decision regarding a potential business combination may be limited to the exercise of your right to require us to redeem your ordinary shares for cash if we do not seek shareholder approval of such business combination.

Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our Sponsor, directors and executive officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our Sponsor, directors and executive officers have agreed (and their permitted transferees will agree) to vote any founder shares, private placement shares and any public shares acquired in or after the Initial Public Offering in favor of our initial business combination, except as otherwise described in this Annual Report. Our Sponsor and our directors and executive officers also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of ordinary shares who attend and vote at a shareholder meeting.

In this case, our Sponsor and each of our directors and executive officers have agreed to vote their founder shares, private placement shares and any public shares acquired in or after the Initial Public Offering or in the private placement in favor of our initial business combination, except as otherwise described in this Annual Report.

As a result, if approved as an ordinary resolution, in addition to our Sponsor’s founder shares and private placement shares, we would need 12,713,751 or 36.3% (assuming all outstanding shares are voted), or 1,570,626, or 4.49% (assuming only the minimum number of shares representing a quorum are voted), of the 35,000,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. We expect that our Sponsor and its permitted transferees will own at least 20% (not including the Class A ordinary shares underlying the private placement units) of our outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our Sponsor and each of our directors and executive officers (and their respective permitted transferees) to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The redemption rights of our public shareholders may make our financial condition unattractive to potential business combination targets and may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination agreement that requires we have a certain amount of cash as a closing condition. If holders of a substantial portion of our public shares exercise their redemption rights, we may not be able to meet such closing condition and, as a result, may not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we may not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a significant portion of our ordinary shares and the amount of deferred underwriting commissions may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

At the time we enter into a business combination agreement, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If the business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expect, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. These considerations may limit our ability to complete the most attractive business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriter in part depends on the amount held in trust after giving effect to shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the amount of deferred underwriting commissions that are due and payable upon the initial business combination. As a result, our obligations to redeem public shares for which redemption is requested and to pay the deferred underwriting commissions may not allow us to complete the most desirable business combination or to optimize our capital structure.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A ordinary shares if you choose not to redeem. The amount of the deferred underwriting commissions payable to the underwriter in part depends on the amount held in trust after giving effect to shares that are redeemed in connection with an initial business combination, which may further dilute your investment if you choose not to redeem. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the amount of deferred underwriting commissions that are due and payable upon the initial business combination. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment.

The ability of our public shareholders to exercise redemption rights with respect to a significant portion of our ordinary shares could increase the probability that our initial business combination is unsuccessful and that you would have to wait for liquidation for your ordinary shares to be redeemed.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your ordinary shares in the open market; however, at such time our ordinary shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with the redemption until we liquidate or you are able to sell your ordinary shares in the open market.

The requirement that we consummate an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination agreement as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination agreement, knowing that if we do not consummate an initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above.

We may not be able to consummate an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, in which case we would redeem our public shares, and our founder shares may become worthless and our warrants may expire worthless.

We may not be able to find a suitable target business and consummate an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering. If we anticipate that we may be unable to consummate our initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, holders of Class A ordinary shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (net, with respect to interest income, of permitted withdrawals), divided by the number of then issued and outstanding Class A ordinary shares, subject to applicable law.

Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and other events and uncertainties, including acts of war and terrorist attacks, particularly in Russia and Ukraine and the Middle East, natural disasters or a significant outbreak of infectious diseases. Additionally, these events may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (net, with respect to interest income, of permitted withdrawals and up to $100,000 to pay liquidation expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and to the other requirements of applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our founder shares may become worthless and our warrants may expire worthless. Additionally, uncertainties surrounding the financial markets and the viability of banks and other financial institutions may result in market volatility, which may impact our financial condition and our ability to complete an initial business combination. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors in this Annual Report.

If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants from public shareholders, which may reduce the public “float” of our Class A ordinary shares or warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination where otherwise permissible under applicable law, rules and regulations. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If our Sponsor, directors, executive officers, advisors or their affiliate purchase public shares or warrants in such transactions, none of the funds in the trust account will be used to purchase such shares or warrants and any such Class A ordinary shares acquired by the persons in the scenarios described above would not be voted by them in connection with our initial business combination.

In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares or warrants in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. In addition, any such purchases of shares or warrants would reduce the number of shares and public warrants held by non-affiliates and reduce the number of holders eligible to vote such shares or warrants on any matters submitted to the holders of our securities for approval in connection with our initial business combination or may affect our ability to satisfy certain customary closing conditions in an agreement with a target that requires us to have a certain amount of cash at the closing of our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business — Effecting Our Initial Business Combination — Business Strategy — Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, you will lose the ability to require us to redeem all such shares in excess of 15% of our Class A ordinary shares held by you and any other person with who is deemed to be acting in concert or as a “group” with you.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering or 5,250,000 without our prior consent, which we refer to as the “Excess Shares.” However, we do not restrict our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to require us to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. As a result, you will continue to hold Excess Shares and, in order to dispose of such Excess Shares, would be required to sell your ordinary shares in open market transactions, potentially at a loss.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks and the volatility in the debt and equity markets.

Our ability to find a potential target business and the business of any potential target business with which we may consummate a business combination could be materially and adversely affected by events that are outside of our control. For example, geopolitical unrest, including wars (such as the Russia-Ukraine conflict and the Israel-Hamas conflict), terrorist activity and acts of civil or international hostility are increasing. Similarly, other events outside of our control, including natural disasters, climate-related events, trade wars, pandemics or health crises may arise from time to time. Any such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, and the business of any potential target business with which we may consummate a business combination could be materially and adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Because of our limited resources and the significant competition for business combination opportunities, we may be unable to complete our initial business combination. If we have not completed our initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our founder shares may become worthless and our warrants may expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Furthermore, we are obligated to offer holders of our public shares the right to require us to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these limitations and obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our founder shares may become worthless and our warrants may expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the private placement units not being held in the trust account after permitted withdrawals is insufficient for us to operate for at least the next 24 months, or such earlier date as our board of directors may approve, we will depend on loans from our Sponsor or directors and executive officers to fund our search and to complete our initial business combination. If such loans are unavailable, we may be forced to cease operations and to liquidate the trust account.

As of December 31, 2024, only approximately $1.4 million remains available to us outside the trust account to fund our working capital requirements, in addition to permitted withdrawals. We believe that the funds available to us outside of the trust account after permitted withdrawals is sufficient for us to operate for at least the next 24 months, or such earlier date as our board of directors may approve. However, we cannot assure you that our estimate is accurate for a target business. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, our directors and executive officers or other third parties to operate or we may be forced to liquidate. Neither our Sponsor, directors or executive officers nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not completed our initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering because we do not have sufficient funds available to us, we will be forced to cease operations and to liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our founder shares may become worthless and our warrants may expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

We will conduct due diligence on a target business with which we intend to combine. However, we cannot assure you that this diligence will surface all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside the control of the target business and us will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. These shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us, including any regulatory actions successfully made against the trust account. Although we seek to have all material vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our directors and executive officers will consider whether competitive alternatives are reasonably available to the Company and will only enter into an agreement with such third party that has not executed a waiver if our directors and executive officers believes that such third party’s engagement would be significantly more beneficial to us than any alternative. The underwriter will not execute an agreement with us waiving such claims to the monies held in the trust account.

A third party may refuse to execute a waiver in numerous circumstances, such as the engagement of a third-party consultant whose particular expertise or skills are believed by our directors and executive officers to be superior to those of other consultants that would agree to execute a waiver or in cases where our directors and executive officers are unable to retain a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Our Sponsor will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of permitted withdrawals. Such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

We have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for redemptions as of the date of the liquidation of the trust account could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders at the time of liquidation may be reduced below $10.00 per public share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On July 1, 2024, new rules for SPACs (the “2024 SPAC Rules”), issued by the SEC became effective. Among other items, the 2024 SPAC Rules impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2024 SPAC Rules may materially adversely affect our ability to negotiate and complete a business combination and may increase the costs and time related to a business combination.

The SEC also recently settled an enforcement action against two SPACs and their sponsor for misleading claims in advance of a proposed business combination with the sponsor agreeing to pay a $6.75 million civil penalty to settle such claims. In addition, litigation challenging completed and pending acquisitions by SPACs has increased, and in such litigation, it is possible that sponsors and/or their director designees may be held liable either for breaches of fiduciary duties owed to the SPAC’s public stockholders or for certain actions or omissions by the SPAC, including the failure by the SPAC to comply with applicable securities laws. Litigation has also arisen asserting that SPACs are violating federal securities laws by operating as unregistered investment companies. Any liabilities arising from these developments could adversely impact our business as well as harm our professional reputation.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-business combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in (i) United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less, (ii) money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations or (iii) an interest bearing demand deposit account. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend certain provisions of our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent our completing an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

In the adopting release for the 2024 SPAC Rules, the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds, may require us to otherwise change our operations and may hinder our ability to complete a business combination or may result in our liquidation and the winding up of our operations. If we have not completed our initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, or we are otherwise required to liquidate, our public shareholders would lose their opportunity to invest in a target business or businesses through our initial business combination, including any price appreciation of the combined company’s securities following such initial business combination, and may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our founder shares may become worthless and our warrants may expire worthless.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash or an interest-bearing bank account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, the interest earned on the funds held in the trust account may be materially reduced, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We intend to initially hold the funds in the trust account in (i) U.S. government treasury obligations with a maturity of 185 days or less, (ii) money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act or (iii) an interest bearing demand deposit account. U.S. government treasury obligations are considered “securities” for purposes of the Investment Company Act, while cash is not. As noted above, one of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an “investment company” under the Investment Company Act is the SPAC’s duration. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash or an interest-bearing bank account until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, the rate of interest we receive on the funds held in the trust account may be materially decreased. However, interest previously earned on the funds held in the trust account still may be released to us for permitted withdrawals and certain other expenses that are permitted as described herein. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The grant of registration rights to our Sponsor and the underwriter may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Our Sponsor and its permitted transferees and the underwriter and its permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, the private placement units, the private placement shares, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, any Class A ordinary shares held upon the completion of the Initial Public Offering or acquired prior to or in connection with our initial business combination and units (and the underlying securities) that may be issued upon conversion of Working Capital Loans (as defined below) or the Class A ordinary shares issuable upon exercise of such warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares, which may make our initial business combination more difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the impact on the market price of our Class A ordinary shares when the securities owned by our Sponsor or its permitted transferees are registered.

Because we are not limited to evaluating a target business in a particular industry sector and have not selected any specific target businesses to pursue in our initial business combination, you will not have the opportunity to assess the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any industry, sector or location, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. If we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in those businesses. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to fully assess all of the risks or have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and we may be unable to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a decline in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value of their securities.

As we intend to seek a business combination with a target business in the energy industry, we expect our future operations to be subject to risks associated with this sector.

We intend to focus our search for a target business in the energy industry. As we have not yet identified or approached any specific target business, and because we may pursue an initial business combination target in any business or industry, we cannot provide specific risks of any business combination. However, risks inherent to investments in the energy industry include, but are not limited to, the following:

●	our potential inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

●	recent court cases holding E&P companies liable for the costs associated with climate change;

●	volatility of oil and natural gas prices, including as a result of Russia’s invasion of Ukraine;

●	changes in global supply and demand and prices for commodities;

●	price and availability of alternative fuels, such as solar, coal, nuclear and wind energy;

●	impact of energy conservation efforts;

●	significant federal, state and local regulation, taxation and regulatory approval processes as well as changes in applicable legislation, laws and regulations, including with respect to climate change;

●	denial or delay of receiving requisite regulatory approvals, permits or both;

●	the speculative nature of and high degree of risk involved in investments in the energy sector, including relying on estimates of oil and gas reserves and the impacts of regulatory and tax changes;

●	exploration and development risks, which could lead to environmental damage, injury and loss of life or the destruction of property;

●	proximity and capacity of oil, natural gas and other transportation and support infrastructure to production facilities;

●	the possibility of inflationary pressures and the need to enter into long term delivery contracts or be dependent on spot market prices;

●	availability of key inputs, such as strategic consumables and raw materials and drilling and processing equipment;

●	technological advances affecting energy production and consumption;

●	overall domestic and global economic conditions;

●	availability of adequate funding from investors and commercial banks to operate and develop fossil fuel properties and projects as such financial sources focus on energy transition opportunities and ESG concerns;

●	availability of, and potential disputes with, independent contractors;

●	effect of the demand for and supply of fossil fuels, and the market prices of fossil fuels resulting from recent national developments, such as war, energy supply chain disruptions and geopolitical shifts, among other factors; and

●	climate change, global warming, adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills).

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities.

The loss of a business combination target’s key personnel could adversely impact the operations and profitability of our post-combination business.

The role of prospective target business’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of prospective target business’s management team will remain associated with the target company following our initial business combination, it is possible that members of the management of the target company will not wish to remain in place. The loss of key personnel could adversely affect the operations and profitability of our post-combination business.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our directors and executive officers’ area of expertise.

We will consider a business combination outside of our directors and executive officers’ area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our directors and executive officers’ expertise, our directors and executive officers’ expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our directors and executive officers’ expertise would not be relevant to an understanding of the business that we elect to acquire. Although our directors and executive officers will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholder who choose to remain shareholders following our business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our founder shares may become worthless and our warrants may expire worthless.

We are not required to obtain an opinion from an independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination or earlier at the option of the holders thereof as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 300,000,000 Class A ordinary shares, par value $0.0001 per share, 30,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of December 31, 2024, there were 264,177,500 and 21,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of the consummation of our initial business combination or earlier at the option of the holders thereof, as provided in our amended and restated memorandum and articles of association. Additionally, there are no preference shares issued and outstanding. These amounts exclude any shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any, or Class A ordinary shares that may be issued upon conversion into units of the Working Capital Loans (if any) or exercise of the private placement warrants, respectively. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination as described in this Annual Report and in our amended and restated memorandum and articles of association.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated memorandum and articles of association provide among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders of such shares to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in the Initial Public Offering;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may adversely affect prevailing market prices for our units, Class A ordinary shares or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Unlike most other similarly structured blank check companies, our Sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The Class B ordinary shares issued to our Sponsor will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of the consummation of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering (not including the Class A ordinary shares underlying the private placement units), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued or to be issued, to any seller in the initial business combination and any Class A ordinary shares underlying the private placement units or the private placement warrants included as part of such private placement units or private placement warrants issued to our Sponsor or any of its affiliates upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one. This is different than most other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

We may issue our ordinary shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our ordinary shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions). The purpose of such issuances will be to enable us to provide sufficient liquidity and capital to the post-business combination entity. Any such transactions would involve costs to us and our shareholders that would not otherwise be incurred in a traditional initial public offering, including but not limited to, additional dilution to public shareholders, additional costs involved in registering the resale of the securities being sold in the PIPE and potential additional downward pressure on our share price due to the ability of investors in the PIPE being able to sell their securities after registration. Such agreements may be structured in a way intended to provide a return on investment to the PIPE investor in return for funds facilitating the completion of the business combination or providing additional liquidity to the post-business combination company. The return on investment to PIPE investors may be different than the return on investment that could be obtained by holders of our ordinary shares or warrants. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our ordinary shares at such time. Any such issuances of equity securities could dilute the interests of our existing shareholders.

Resources could be wasted in researching acquisitions that are not completed, which could materially and adversely affect subsequent attempts to identify and acquire or merge with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially and adversely affect subsequent attempts to identify and acquire or merge with another business.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to, among other things, (i) increased price volatility for publicly traded securities, including ours, (ii) increased borrowing costs and higher risk-free rates, (iii) other national, regional and international economic disruptions, and (iv) uncertainty regarding the valuation of target businesses, any of which could make it more difficult for us to consummate an initial business combination.

Regional geopolitical intensity, hostilities, terrorist attacks, communal disturbances, civil unrest and other acts of violence or war such as military or other conflicts in Russia, Ukraine and the Middle East may result in a loss of investor confidence and a decline in the value and trading price of our securities following our business combination as well as increase the difficulty of us to consummate a business combination.

Regional geopolitical intensity, terrorist attacks, civil unrest and other acts of violence or war such as military or other conflicts in Russia, Ukraine and the Middle East, may negatively affect the markets in which we may operate our business following our business combination and also adversely affect the worldwide financial markets. In addition, the countries we will focus on, have from time to time experienced instances of civil unrest and hostilities among or between neighboring countries. Any such hostilities and tensions may result in investor concern about stability in the region, which may adversely affect the value of our securities and the trading price of our securities following our business combination. Events of this nature in the future, as well as social and civil unrest, could influence the economy in which our business target operates, and could have an adverse effect on our business, including increasing the difficulties for us to consummate our initial business combination.

The EQV Group may choose not to refer certain opportunities to us due to reputational interests, financial interests, confidentiality concerns, legal, regulatory, tax and any other interests or considerations relevant to the EQV Group, its clients and their respective portfolio companies.

The EQV Group, together with its affiliates, engages in a broad range of business activities and invests in a broad range of businesses and assets. The EQV Group takes into account interests of its affiliates, funds and each of their respective portfolio companies (including reputational interests, financial interests, confidentiality concerns, legal, regulatory, tax and any other interests or considerations that arise from time to time) when determining whether to pursue (or how to structure) a potential transaction or investment opportunity. As a result, it is possible that the EQV Group may choose not to refer a business opportunity to us or our officers or directors who are affiliated with the EQV Group may choose not to pursue an opportunity notwithstanding that such opportunity would be attractive to us due to the reputational, financial, confidentiality, legal, regulatory, tax and/or other interests or considerations of the EQV Group and its affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that are affiliated with our Sponsor, executive officers, directors or existing holders, which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.” Our Sponsor and/or one or more of our directors and executive officers or the EQV Group and its affiliates may sponsor, form or participate in other blank check companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. In addition, funds managed by the EQV Group may have provided debt to companies we pursue and such debt may or may not be paid off in connection with a potential business combination. This can include debt that has been purchased below par but may be required to be repaid at par in connection with such business combination. Although we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination, any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination and may compete with us for business combination opportunities. Our Sponsor, executive officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not specifically focus on, or target, a transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business — Effecting Our Initial Business Combination — Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent entity that commonly renders valuation opinions regarding the fairness to our shareholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Our Sponsor, executive officers and directors may lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the Initial Public Offering), and conflicts of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On April 19, 2024, our Sponsor paid $25,000 to cover certain of our offering costs in consideration of 10,062,500 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. On May 22, 2024, we issued 40,000 Class A ordinary shares to each of our non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the Company. As a result of various transactions, our Sponsor (together with its permitted transferees) currently holds an aggregate of 8,750,000 Class B ordinary shares, which represents approximately 20% of the Company’s outstanding shares. The founder shares may be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 400,000 private placement units at a price of $10.00 per unit, in a private placement that closed simultaneously with the closing of the Initial Public Offering. If we do not consummate an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, the private placement warrants may expire worthless. The personal and financial interests of our executive officers and directors may influence them in identifying and selecting a target business combination, completing an initial business combination and operating the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the Initial Public Offering nears, which is the deadline for our consummation of an initial business combination.

To complete a business combination, we may issue notes or other debt securities or otherwise incur substantial debt, which may adversely affect our leverage and financial condition and negatively impact the value of our ordinary shares.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation or prevailing interest rates; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the private placement units, which will cause us to be dependent on a single business that may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2024, we had approximately $356.4 million in our trust account.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. The lack of diversification that may result from completing our initial business combination with a single entity may subject us to numerous economic, competitive, geographic and regulatory factors. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may:

●	solely depend on the performance of a single business, property or asset; or

●	depend on the development or market acceptance of a single or limited number of products, processes or services.

Any of the foregoing risks could have a substantial adverse impact upon the particular industry in which we may operate following our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us to complete our initial business combination timely or at all. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable or attractive as the limited information may have indicated.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable or attractive as the limited information may have indicated.

Our shareholders may collectively own a minority of the post-business combination company and accordingly, our directors and executive officers may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business to meet certain objectives of the prior owners of the target business, the target management team or shareholders or for other reasons. We will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business transaction could own less than a majority of our outstanding shares subsequent to our initial business combination. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, our directors and executive officers may be unable to maintain control of the acquired business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have required us to redeem their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders of such shares.

To effectuate an initial business combination, blank check companies have amended various provisions of their charters and other governing instruments, including their warrant agreements. We may seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

To effectuate a business combination, blank check companies have amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash or other securities. Amending our amended and restated memorandum and articles of association require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the Company, and amending our warrant agreement require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then-outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to have their public shares redeemed for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering or (B) with respect to any other material provision relating to the rights or pre-initial business combination activity of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of our securities, we would register, or seek an exemption from registration for, the affected securities. We may seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the Company. The support of such proposed amendments by our Sponsor, directors and officers who hold ordinary shares may make it easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of the Initial Public Offering and the sale of the private placement units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders) may be amended if approved by special resolution, meaning approved by holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the Company. Corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 50% of our ordinary shares. Our Sponsor and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis, approximately 20% of our ordinary shares as of the closing of the Initial Public Offering (not including the Class A ordinary shares underlying the private placement units), will participate in any vote to amend our amended and restated memorandum and articles of association or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree.

Our Sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering or (B) with respect to any other material provision relating to the rights or pre-initial business combination activity of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to have their Class A ordinary shares redeemed upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (net, with respect to interest income, of permitted withdrawals), divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not completed our initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our founder shares may become worthless and our warrants may expire worthless.

Although we believe that the net proceeds of the Initial Public Offering and the sale of the private placement units will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the private placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not completed our initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, our public shareholders may only receive their pro rata portion of the funds in the trust account equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (net, with respect to interest income, of permitted withdrawals), and our founder shares may become worthless and our warrants may expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP in the United States of America, or IFRS as issued by the International Accounting Standards Board, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB in the United States. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our annual report on Form 10-K for the year ending December 31, 2025. In the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

Our Sponsor owns approximately 20% of our issued and outstanding ordinary shares following the Initial Public Offering (not including the Class A ordinary shares underlying the private placement units and the private placement warrants that are part of the private placement units). Our Sponsor is exclusively “controlled” for CFIUS purposes by U.S. citizens, and thus we do not believe that our Sponsor is a “foreign person” as defined in the CFIUS regulations. We do not believe that we have any substantial ties with a foreign person, and we do not expect that a transaction by us would necessarily require or warrant CFIUS review. However, it is possible that non-U.S. persons could be involved in our initial business combination (e.g., as existing shareholders of a target company or as PIPE investors), which may increase the risk that our initial business combination becomes subject to regulatory review, including review by CFIUS. As such, an initial business combination with a U.S. business or foreign business with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review. If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our founder shares may become worthless and our warrants may expire worthless.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing or delisting requirements;

●	tariffs, trade wars and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and pandemics, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable. In addition, changes in political and economic conditions, as well as policies and/or laws, or interpretations thereof, of U.S. or foreign governments resulting in, among other changes, higher taxation, tariffs, trade wars or similar protectionist laws, or limitations on business operations, could have a material adverse effect on the combined company following our initial business combination.

If our initial business combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our common stock after or in connection with such initial business combination.

The Inflation Reduction Act of 2022, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The amount of the excise tax is generally 1% of the fair market value of the shares of stock repurchased at the time of the repurchase. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax.

As an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is not expected to apply to redemptions of our Class A ordinary shares (absent any regulations and other additional guidance that may be issued in the future with retroactive effect).

However, in connection with an initial business combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions and, because our securities are trading on the NYSE, it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with the initial business combination, that are treated as repurchases for this purpose (other than, pursuant to guidance from the U.S. Department of the Treasury, redemptions in complete liquidation of the Company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our stock redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the U.S. Department of the Treasury that may be issued and applicable to the redemptions. Issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing corporation itself, not the stockholders from which stock is repurchased. The imposition of the excise tax as a result of redemptions in connection with the initial business combination could, however, reduce the amounts held in the trust account to the extent such funds could be used to pay the excise tax and, therefore, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial business combination and to the combined company following our initial business combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially, potentially resulting in more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may engage our underwriter or one of its affiliates to provide additional services to us after the Initial Public Offering, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriter is entitled to receive deferred commissions that will released from the trust only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage our underwriter or one of its affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay our underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriter is also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriter or its affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Relating to Our Management Team

We are dependent upon our executive officers and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers. We believe that our success depends on the continued service of our officers, who are employed by an affiliate of our Sponsor, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our officers and directors, including our Chief Executive Officer and President and Chief Financial Officer, are and in the future will be required to commit time and attention to the EQV Group and current and future funds of the EQV Group. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, any of such entities (including, without limitation, arising as a result of certain of officers and directors being required to offer acquisition opportunities to such entities), the EQV Group and its affiliated funds will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor. We do not have an employment agreement with, or key-man insurance on the life of, any of our executive officers.

In addition, if any of our executive officers ceased to be employed by an affiliate of our Sponsor, such individual may also no longer serve as one of our executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to effectuate our initial business combination and to successfully operate thereafter will depend on our key personnel. The loss of, or inability to attract, key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to effectuate our initial business combination depends on the diligence, skill, judgment, business contacts and personal reputations of our key personnel. Our future success will depend upon our ability to retain our current key personnel and to recruit additional qualified personnel. If any of our key personnel join competitors or from competing companies, we may be unable to complete our initial business combination. We do not carry any “key person” insurance that would provide us with proceeds in the event of the death or disability of any of our key personnel.

We anticipate that it will be necessary for us to add key personnel to complete our initial business combination or operate our post-combination business. However, the market for qualified professionals is extremely competitive and we may not succeed in recruiting additional personnel or we may fail to effectively replace current personnel who depart with qualified or effective successors.

Our failure to appropriately address conflicts of interest could adversely affect our business and reputation.

Until we consummate our initial business combination, we will seek to identify and combine with one or more businesses. Certain of our officers and directors have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which they are or will be required to present a business combination opportunity to such entity. Certain of our officers and directors are also officers, managers or directors of the EQV Group and certain of its affiliated funds and investment vehicles, and certain of their current or former portfolio companies. Some of these entities have limited partners or public equity holders to whom these individuals owe fiduciary duties. Accordingly, conflicts of interest may arise in determining the allocation of specific investment opportunities among the EQV Group, its funds and investment vehicles, and us and the allocation of fees and costs among these entities. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

In addition, our directors and officers or the EQV Group or its affiliates may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, conflicts of interest may arise in determining the allocation of specific investment opportunities to any such companies and us and the allocation of fees and costs among these entities. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity (including with respect to any business transaction that may involve another entity within the EQV Group) for any director or officer, on the one hand, and us, on the other. Any such blank check company may present additional conflicts of interest in pursuing an acquisition target, particularly if there is overlap among investment mandates and the board and management teams.

Though we believe we and the EQV Group have appropriate means and oversight to resolve the foregoing conflicts, our judgment on any particular decision could be challenged. If we fail to appropriately address any such conflicts, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation against us.

For additional information about our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest” and “Item 13. Certain Relationships and Related Party Transactions and Director Independence.”

Our executive officers and directors will allocate their time to other businesses, which could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full professional time to our affairs, which may result in conflicts of interest in allocating their time between our operations and identifying a potential acquisition target and their other professional responsibilities. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. Our independent directors also serve as, and may in the future serve as, officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Certain of our officers and directors have direct and indirect economic interests in us and/or our Sponsor and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

Certain of our officers and directors own membership interests in our Sponsor and indirect interests in our Class B ordinary shares, private placement units and private placement warrants which may result in interests that differ from the economic interests of the investors, which includes making a determination of whether a particular target business is an appropriate business with which to effectuate our initial business combination. There may be a potential conflict of interest between our officers and directors that hold membership interests in our Sponsor and our public shareholders that may not be resolved in favor of our public shareholders. See “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. We may enter into a business combination with a target business that is affiliated with our Sponsor, or one or more of our directors or executive officers or in which they have a direct or indirect pecuniary or financial interest. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence them in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. This could give rise to claim by us or our shareholders for a breach of their fiduciary duties to us as a matter of Cayman Islands law. However, we may not ultimately be successful in any claim we may make against them.

Compliance with United States securities laws may require additional time and resources.

Following our initial business combination, our directors and executive officers may resign from their positions as officers or directors of the Company and the management of the target business at the time of the business combination may remain in place. Management of the target business may not be familiar with United States securities laws, compliance with which may place a strain on our systems and resources. If our directors and executive officers are not able to develop the necessary expertise, procedures and processes, we may be unable to report our financial information on a timely or accurate basis, which could subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable NYSE listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could have a material adverse effect on us and lead to a decline in the price of our securities.

Members of our management team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert our management team’s and directors’ attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Risks Relating to Ownership of Our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to certain limitations, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering or (B) with respect to any other material provisions relating to the rights or pre-initial business combination activity of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, subject to applicable law and as further described in this Annual Report. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants have all been approved for listing on the NYSE. We cannot assure you that our securities will continue to be, listed on the NYSE in the future or prior to our initial business combination. To continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000), a minimum market capitalization attributable to publicly held shares (generally $40,000,000) and a minimum number of holders of our securities (generally 300 public holders). Requests for redemption in connection with a shareholder vote on extension may adversely affect our ability to meet these requirements and may result in a suspension of trading or loss of our listing.

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE initial listing requirements, which are more rigorous than the NYSE continued listing requirements, to continue to maintain the listing of our securities on the NYSE.

For instance, for our ordinary shares to be listed upon the consummation of our business combination, at such time our share price would generally be required to be at least $4.00 per share, our total market capitalization would be required to be at least $200.0 million, the aggregate market value of publicly held shares would be required to be at least $100.0 million and we would be required to have at least 400 round lot shareholders. We cannot assure you that we will be able to meet those listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants have been approved to be listed on the NYSE, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of blank check companies subject to Rule 419 of the Securities Act.

Since the net proceeds of the Initial Public Offering and the sale of the private placement units are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we are listed on a national securities exchange meeting certain quantitative requirements set out in Rule 3a51-1(a)(2) of the Exchange Act, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Our Sponsor (and its permitted transferees) invested in us an aggregate of $4,025,000, comprised of the $25,000 purchase price for the founder shares and the $4,000,000 purchase price for the private placement units. Such purchase of the private placement units was funded by our Sponsor. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 8,750,000 founder shares held by our Sponsor would have an aggregate implied value of $87,500,000. Even if the trading price of our ordinary shares were as low as $0.46 per share, and the private placement units are worthless, the value of the founder shares would be equal to our Sponsor’s (and its permitted transferees) initial investment in us. As a result, our Sponsor is (and its permitted transferees are) likely to be able to make a substantial profit on the investment in us at a time when our public shares have lost significant value (whether because of a substantial amount of redemptions of our public shares or any other reason). Accordingly, our management team, which owns interests in our Sponsor, may be more willing to pursue a business combination with a riskier or less established target business than would be the case if our Sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

We may make permitted withdrawals from the interest earned on the trust account to fund our working capital requirements and/or to pay our taxes, which may negatively impact the potential value of the trust account as well as the cash remaining for the combined company following the consummation of our initial business combination. Our working capital requirements include $625,000 of the total underwriting commissions that is payable in cash to the underwriter.

Unlike many other SPACs, we are permitted to withdraw 10% of the interest earned on the trust account to fund our working capital requirements and/or to pay our taxes. Such permitted withdrawals can only be made from interest and not from the principal held in the trust account. Our working capital requirements include $625,000 of the total underwriting commissions that is payable in cash to the underwriter. Such payments to the underwriter will continue to be made in 12 equal monthly installments, with the first of such payments beginning on the first month anniversary of the closing of the Initial Public Offering and continuing on each monthly anniversary of the closing of the Initial Public Offering thereafter and ending on the twelfth month.

Because we may make permitted withdrawals, the potential value of the trust account as well as the cash remaining for the combined company following the consummation of the business combination may be negatively impacted, and shareholders who choose to redeem their shares may receive less in connection with such redemptions than they would receive if we did not make such permitted withdrawals.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then-outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

In addition, because we may make permitted withdrawals, including of up to 10% of the interest earned on the trust account to fund our working capital requirements, the potential value of the trust account as well as the cash remaining for the combined company following the consummation of the business combination, and therefore the value of the warrants, may be negatively impacted.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders, and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

None of the private placement warrants will be redeemable by us.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 11,666,666 of our Class A ordinary shares as part of the units offered in the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in the private placements an aggregate of 400,000 private placement units, which private placement units included 133,333 private placement warrants, and an aggregate of 262,500 BTIG units, which BTIG units included 87,500 warrants. In addition, if our Sponsor makes any Working Capital Loans, it may convert up to $1,500,000 of such loans into up to 150,000 private placement units, at the price of $10.00 per unit, which units will include up to 50,000 private placement warrants.

We may also issue Class A ordinary shares in connection with our redemption of our warrants.

To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-third of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units are available to trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other similar offerings whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest earned on such issuances, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Unlike most other similarly structured blank check companies, the exercise price of our warrants will not be adjusted for any dividends or distributions paid by the Company. Therefore, you will not have the same protections offered investors in other blank check companies.

Unlike most blank check companies, if we pay a dividend or make a distribution in cash, securities or other assets to the holders of our Class A ordinary shares on account of such shares, the exercise price of our warrants will not be adjusted by the amount of cash and/or the fair market value of any securities or other assets paid on each Class A ordinary share. This may have a dilutive effect on or otherwise adversely affect the value of your warrants. Holders of our warrants may be adversely affected by such an event in a circumstance in which direct holders of the underlying shares would not.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Sponsor (together with its permitted transferees) owns, on an as-converted basis, approximately 20% of our issued and outstanding ordinary shares (not including the Class A ordinary shares underlying the private placement units). Giving effect to the sale of the private placement units, our Sponsor (together with its permitted transferees) owns, on an as-converted basis, approximately 20% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our Sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual shareholder meeting to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual shareholder meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment.

Furthermore, prior to our initial business combination, only holders of our Class B ordinary shares, including the founder shares held by our Sponsor, have the right to vote on the election of directors, and holders of our Class B ordinary shares may by ordinary resolution as a matter of Cayman Islands law remove a member of the board of directors for any reason. Incumbent directors shall also have the ability to appoint additional directors or to appoint replacement directors in the event of a casual vacancy in accordance with the amended and restated memorandum and articles of association. See “— Holders of Class A ordinary shares will not be entitled to vote on any election of directors we hold prior to our initial business combination.” Additionally, in a vote to transfer the Company by way of continuation out of the Cayman Islands to another jurisdiction (including, but not limited to, the approval of the organizational documents of the Company in such other jurisdiction), which requires a special resolution, holders of our Class B ordinary shares, including the founder shares held by our Sponsor, will have ten votes for every Class B ordinary share and holders of our Class A ordinary shares will have one vote for every Class A ordinary share and, as a result, our Sponsor will be able to approve any such proposal without the vote of any other shareholder. As a result, you will have limited influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

Holders of Class A ordinary shares will not be entitled to vote on any election of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the election and removal of directors. Holders of our Class A ordinary shares, including the public shares, will not be entitled to vote on the election and removal of directors during such time. Incumbent directors will also have the ability to appoint additional directors or to appoint replacement directors in the event of a casual vacancy. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30, before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

Additionally, the letter agreement between us, our Sponsor and each of our directors and executive officers is also governed by Cayman Islands law. Pursuant to the letter agreement, our Sponsor will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of permitted withdrawals. Any claims or disputes relating to this letter agreement must be brought and enforced in the courts of the Cayman Islands and the parties irrevocably submit to such exclusive jurisdiction and venue.

We have been advised by Walkers (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our directors and executive officers, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench our directors.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of our directors and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate memorandum and articles of association require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or shareholders for breach of fiduciary duty and certain other actions may be brought only in the courts of the Cayman Islands and, if brought outside of the Cayman Islands, the shareholder bringing the suit will, subject to certain exceptions, be deemed to have consented to service of process on such shareholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or shareholders.

Our amended and restated memorandum and articles of association provide that unless the Company consents in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in the Company, including but not limited to (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any current or former director, officer, shareholder or other employee of the Company to the Company or the shareholders of the Company, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against the Company governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association described above will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that the Company may have, each shareholder of the Company acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly the Company shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our ordinary shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions (including exclusive federal forum provisions for actions, suits or proceedings asserting a cause of action arising under the Securities Act) in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provision to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to our units, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary shares and the one-third of a warrant to purchase one Class A ordinary share included in each unit could be challenged by the Internal Revenue Service (“IRS”) or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in our units is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of the holding period of a holder that is a “United States person” (as defined for U.S. federal income tax purposes) (a “U.S. holder”) for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered a “qualified dividend” for U.S. federal income tax purposes. Investors are urged to consult their own tax advisors with respect to these and other tax consequences when acquiring, holding or disposing of our securities.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us and is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us and is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we have not consummated an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, our public shareholders may be forced to wait beyond such 24 months, or such earlier date as our board of directors may approve before redemption from our trust account.

If we have not consummated an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, the proceeds then on deposit in the trust account, including interest earned thereon (net, with respect to interest income, of permitted withdrawals and up to $100,000 to pay liquidation expenses), will be used to fund the redemption of our public shares, as further described in this Annual Report. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association prior thereto and only then in cases where investors have sought to require us to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions of the proceeds of the Initial Public Offering held in the trust account if we have not completed our initial business combination and have not amended certain provisions of our amended and restated memorandum and articles of association within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors or as having acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of approximately $18,000 and imprisonment for five years in the Cayman Islands.

We may not hold an annual shareholder meeting until after the consummation of our initial business combination.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual shareholder meeting until one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act for us to hold shareholder meetings to elect directors. Until we hold an annual shareholder meeting, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual shareholder meeting) serving a three-year term.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

We are registering the issuance of Class A ordinary shares that are issuable upon exercise of the warrants because the warrants will become exercisable 30 days after the completion of an initial business combination, which may be within one year of the Initial Public Offering. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination or earlier upon redemption or liquidation, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement on Form S-1 filed in connection with the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement.

We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference in such registration statement or prospectus are not current or correct or the SEC issues a stop order. If the issuances of such Class A ordinary shares upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula. However, no warrant will be exercisable for cash, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or unless an exemption is available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the issuance of such shares under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement units to exercise the private placement warrants comprising part of such units while a corresponding exemption does not exist for holders of the warrants included as part of units sold in the Initial Public Offering. In such an instance, our Sponsor and its transferees (which may include our directors and executive officers) would be able to sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the issuance of any underlying securities for sale under all applicable state securities laws.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A ordinary shares issuable upon exercise of these warrants will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call the warrants for redemption, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value of $17.50 per share, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and there is no information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company for which there is no information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 20 business days of the closing of an initial business combination.

We may be a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion of a taxable year) that is included in the holding period of a U.S. holder of our Class A ordinary shares or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our initial and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances (including the timing and nature of any acquisition of a company or assets in a business combination, which cannot be known at this time), the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our initial taxable year or any subsequent taxable year (and if the start-up exception may be applicable, potentially not until after the two taxable years following). Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. holder such information as the IRS may require, including a PFIC annual information statement, to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. holders to consult their own tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on our shareholders or warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to our shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after any such reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

The securities in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in (i) U.S. government treasury obligations with a maturity of 185 days or less, (ii) money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations or (iii) an interest bearing demand deposit account. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public shareholders. In addition, we are allowed to remove permitted withdrawals to pay our taxes; this means that even with a positive interest rate, most or all of the interest income may be withdrawn by us and not be available to fund our business combination or to be returned to investors upon a redemption.

General Risk Factors

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company incorporated under the laws of the Cayman Islands with no operating results, and we did not commence operations until obtaining funding through the Initial Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by the EQV Group or its affiliates or our directors and executive officers, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us, and we may be unable to provide positive returns to shareholders.

Information regarding performance by, or businesses associated with, the EQV Group, its affiliates or our directors and executive officers is presented for informational purposes only. Any past experience and performance of the EQV Group or its affiliates or our directors and executive officers is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of the EQV Group, its affiliates or our directors and executive officers’ performance as indicative of the future performance of an investment in us, including whether we can provide an attractive return to our shareholders, or as indicative of every prior investment by our directors and executive officers. The EQV Group and our directors and executive officers have had limited experience with blank check companies and special purpose acquisition companies. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Cybersecurity risks and cyber incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and/or damage to our business relationships, any of which could negatively impact our business, financial condition and operating results.

We and our Sponsor and its affiliates face increasingly frequent and sophisticated cybersecurity threats, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because we are affiliated with an alternative asset management firm and may hold confidential and other price sensitive information about existing and potential investments. We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of the EQV Group and its third party vendors, and other third parties. Cyber attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. As a result, we may face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists.

The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which are vulnerable to security breaches and cyber incidents. A cyber incident is an unauthorized occurrence, or a series of related unauthorized occurrences, on or conducted through our or the EVQ Group’s information systems that jeopardizes the confidentiality, integrity, or availability of our or the EQV Group’s information systems or any information residing therein. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. In addition, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information. The result of these incidents may include disrupted operations, misstated or unreliable financial data, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. Any processes, procedures and internal controls we may implement to mitigate cybersecurity risks and cyber intrusions, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, will not guarantee that a cyber-incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because the cyber-incident techniques change frequently or are not recognized until launched and because cyber-incidents can originate from a wide variety of sources. We may not have sufficient funding and resources to comply with evolving cybersecurity regulations and to continually monitor and enhance our cybersecurity procedures and controls.

Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside or inside parties. We, or our third-party providers, may face a heightened risk of a security breach or disruption with respect to confidential, personal or other sensitive information resulting from an attack by foreign governments or cyber terrorists. Further, we are dependent on third-party providers for hosting hardware, software and data processing systems that we do not control. We also rely on third-party service providers for certain aspects of our business, including for certain information systems and technology. While we rely on the cybersecurity strategy and policies implemented by the EQV Group, which include the performance of risk assessments on our third-party providers, our reliance on them and their potential reliance on other third-party providers removes certain cybersecurity functions from outside of our immediate control, and cyber-attacks on the EQV Group, on us or on our third-party providers could adversely affect us, our business and our reputation. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by others, including by our third-party providers.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we rely on the cybersecurity strategy and policies implemented by the EQV Group and its third party vendors, which include the performance of risk assessments on our third-party providers, as noted in “Item 1A. Risk Factors” of this Annual Report. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats. We have not adopted any cybersecurity risk management program or formal processes for assessing and managing or overseeing cybersecurity risk. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. Although we are not currently aware of any cyber-attacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats that we face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks.

Item 2. Properties

Our executive offices are located at 1090 Center Drive, Park City, Utah 84098, and our telephone number is (405) 870-3781. The cost for our use of this space is included in the $30,000 per month fee we pay to an affiliate of our Sponsor for office space, administrative and support services.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, Class A ordinary shares and warrants are each traded on the NYSE under the symbol “EQVU,” “EQV” and “EQVW,” respectively.

Holders

As of March 27, 2025, there were three holders of record for our units, five holders of record for our Class A ordinary shares, one holder of record for our Class B ordinary shares and one holder of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any cash dividends prior and subsequent to a business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness, our ability to declared dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Unregistered Sales

On May 22, 2024, the Company issued 40,000 Class A ordinary shares to each of its non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the Company. These issuances were made pursuant to the exemption from registration contained in section 4(a)(2) of the Securities Act. At December 31, 2024, there were 822,500 Class A ordinary shares issued and outstanding, excluding 35,000,000 Class A ordinary shares subject to possible redemption.

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

Use of Proceeds

In connection with the Initial Public Offering, we paid a total $19,093,523, consisting of $5,250,000 of cash underwriting fee, $12,250,000 of deferred underwriting fee, and $1,593,523 of other offering costs. Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Sponsor Private Placement Units, an aggregate of $350,000,000 was placed in the trust account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Units are held in the trust account and invested as described elsewhere in this Annual Report on Form 10-K. There has been no material change in the planned use of the proceeds from the Initial Public Offering and the private placements as is described in the Company’s final prospectus related to the Initial Public Offering.

Repurchases

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on April 15, 2024 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses or entities. While we will not be limited to a particular industry or sector in our identification and acquisition of a target company, we intend to focus our search for a target business in the broadly defined energy industry, primarily targeting the upstream exploration and production sector.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 15, 2024 (inception) through December 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 15, 2024 (inception) through December 31, 2024, we had a net income of $6,856,423, which consisted of interest earned on marketable securities held in the trust account of $6,914,394 and change on over-allotment liability $598,539 offset by general and administrative costs of $656,510.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of December 31, 2024, the Company had $973,483 in cash and a working capital of $381,476.

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

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (net, with respect to interest income, of permitted withdrawals (as defined herein)), to complete our business combination. We are permitted to withdraw 10% of the interest earned on the trust account to fund our working capital requirements and/or to pay our taxes, and such withdrawals can only be made from interest and not from the principal held in the trust account (“permitted withdrawals”). To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. As of December 31, 2024, approximately $138,000 of the trust account balance can be withdrawn for working capital expenses.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2024, we have identified the fair value of public warrants to be a critical accounting estimate.

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

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 16 of this Annual Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2024.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the year ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Jerome Silvey	32	Chief Executive Officer and Director
Tyson Taylor	43	President and Chief Financial Officer and Director
Mickey Raney	67	Chief Operating Officer
Danny Murray	41	Chief Accounting Officer and Secretary
Grant Raney	36	Executive Vice President
Andrew McKinley	33	Chief Strategy Officer
Will Smith	32	Chief Investment Officer
Jerome C. Silvey, Jr.	67	Director
Bryan Summers	46	Director
Andrew Blakeman	57	Director
Marc Peperzak	76	Director

Jerome Silvey serves as Chief Executive Officer of the Company and serves on our board of directors. Mr. Silvey is currently the Chief Executive Officer and Chairman of the EQV Group, which he founded in 2022. From 2016 to 2022, Mr. Silvey served as a senior investment professional in the Energy & Infrastructure group at Magnetar Capital LLC, where he was responsible for the execution and management of over $2 billion of highly structured direct investments across the energy asset spectrum. Previously, Mr. Silvey was a member of the energy global investment banking group at the Royal Bank of Canada specializing in the acquisition, divestment and restructuring of upstream oil and gas assets. Mr. Silvey holds a Bachelor of Business Administration in Energy Finance from Southern Methodist University. We believe that Mr. Silvey’s industry background and investment experience qualifies him to effectively serve as a member of our board of directors.

Tyson Taylor serves as President and Chief Financial Officer of the Company and serves on our board of directors. Mr. Taylor is currently the President and a director of the EQV Group, a position he has held since 2022. From 2015 to 2022, Mr. Taylor served as Counsel to Magnetar Capital LLC, where he operated as lead counsel for the Energy & Infrastructure group, managing all legal aspects of the funds, including transaction execution, fund compliance and fund management. Previously, Mr. Taylor was the General Counsel and Corporate Secretary at Star Peak Corp II, a blank check company that completed its business combination with Benson Hill, Inc. (NYSE: BHIL) in September 2021, and Secretary and General Counsel at Star Peak Energy Transition Corporation, a blank check company that completed a business combination with Stem, Inc. (NYSE: STEM) in April 2021. Mr. Taylor was an attorney with Kirkland & Ellis LLP from 2013 to 2015 and Simpson Thacher & Bartlett LLP from 2010 to 2013. He holds a Master’s in Finance from the London Business School, a Juris Doctorate from the University of Pennsylvania Carey Law School and a Bachelor of Arts in Economics from Brigham Young University. We believe that Mr. Taylor’s financial and legal experience and industry background qualifies him to effectively serve as a member of our board of directors.

Mickey Raney serves as Chief Operating Officer of the Company. Mr. Raney is currently the Chief Operating Officer of the EQV Group, a position he has held since 2023, as well as a Co-founder of Impact Energy Partners, LLC, which was founded in 2015. Mr. Raney has more than 40 years of diversified experience across multiple oil and gas basins in North America. Mr. Raney has made several hundred acquisitions in his career and uses his knowledge and experience to oversee due diligence and establish processes and procedures for a successful transition of operations. Mr. Raney is a Registered Professional Engineer in both Oklahoma and Texas and a life member of the Society of Petroleum Engineers (SPE). He holds a Bachelor of Science from Oklahoma State University.

Danny Murray serves as Chief Accounting Officer and Secretary of the Company. Mr. Murray is currently the Chief Accounting Officer for the EQV Group, a position he has held since 2023, and the Chief Financial Officer for Impact Energy Operating, LLC, a position he has held since 2018. Mr. Murray has 19 years of experience working in the oil and gas industry. Mr. Murray started his career at Chesapeake Energy, where he held multiple leadership positions in the tax and accounting departments from 2006 to 2017. Mr. Murray holds a Bachelor of Science in Business Administration in Accounting from Oklahoma State University and a Masters of Accountancy from Oklahoma Christian University and is a Certified Public Accountant.

Grant Raney serves as Executive Vice President of the Company. Mr. Raney is currently the Vice President of Land and director of the EQV Group, a position he has held since 2023, as well as a Co-founder of Impact Energy Partners, LLC, which was founded in 2015. In 2023, Mr. Raney was named Landman of the Year by his peers through the Oklahoma City Association of Professional Landman. Mr. Raney is a former senior land professional at Chesapeake Energy. Mr. Raney is very involved in his community and currently serves as chairman of the website committee for the Oklahoma City Association of Professional Landman and serves on the board for the Oklahoma City chapter of Youth For Christ. He holds a Bachelors in Business Administration with emphasis in Energy Management from the University of Oklahoma and is a Certified Professional Landman.

Andrew McKinley serves as Chief Strategy Officer of the Company. Mr. McKinley is currently a Partner and Head of Business Development for the EQV Group, a position he has held since 2024. From 2022 to 2024, Mr. McKinley served at William Blair & Company, where he advised on GP-Led secondaries transactions. From 2016 to 2022, Mr. McKinley worked at Credit Suisse and held roles across the SPAC Advisory and Global Technology, Media & Telecom Investment Banking Groups, advising on various M&A and capital markets transactions. Mr. McKinley holds a Bachelor of Science in Finance from Brigham Young University.

Will Smith serves as Chief Investment Officer of the Company. Mr. Smith is currently a Partner of the EQV Group, a position he has held since 2024. Prior to joining the EQV Group, Mr. Smith was a senior investment professional with Crestline Investors, Inc. from 2021 to 2024, a credit-focused alternative asset manager providing tailored financing solutions to companies across a range of industries. Mr. Smith began his career at Goldman Sachs as a member of the Global Natural Resources Group, where he was part of a team that provided capital markets and M&A advisory to businesses in all verticals of the oil and gas industry. Thereafter, Mr. Smith held various roles at Tailwater Capital LLC from 2017 to 2019 and Bison Water Midstream from 2019 to 2021, where he oversaw a range of investments in the upstream and midstream sectors. Mr. Smith holds a Bachelor of Business Administration in Energy Finance from Southern Methodist University.

Jerome C. Silvey, Jr. serves on our board of directors and serves as a member of our nominating committee. Mr. Silvey is currently Vice Chairman at Starwood Capital Group, a real estate private equity firm with over $100 billion in assets under management. Mr. Silvey joined Starwood Capital in 1993 and has had many responsibilities including overseeing all of the firm’s investor relations, debt financing, equity fundraising, treasury operations, accounting and investor reporting and tax planning and compliance, including over 20 years on the Executive, Acquisition and Disposition Committees. Prior to joining Starwood Capital Group, Mr. Silvey worked for 13 years with Price Waterhouse. He has had a number of roles in charitable professional and community organizations such as Chairman of the Board of Directors of the Fisher Island Club, Director of Fisher Island Gives, Chairman of the Board of the Stamford Museum & Nature Center, and Chairman of the NCREIF/PREA Reporting Standards Board. Mr. Silvey received a Bachelor of Arts in Mathematical Economics from Colgate University and a Master of Business Administration from Rutgers Business School. We believe that Mr. Silvey’s leadership experience, skills and background qualifies him to effectively serve as a member of our board of directors.

Bryan Summers serves on our board of directors, serves as a member of our audit committee, and serves as the chair of our nominating committee and compensation committee. Mr. Summers leads Burtonwood Advisors, a real asset private equity consultancy focused on helping emerging firms navigate the institutional investor market, where he has served since 2023. He advises early-stage private equity firms on strategy, communications, structuring, and market intelligence. Prior to founding Burtonwood, he headed the private Energy, Mining, Infrastructure and Energy Transition Portfolios at Utah Retirement Systems from 2015 to 2023. He led the team in manager structuring, sourcing, due diligence, and instituted a direct investment program in both the traditional and alternative energy sectors. Prior to joining Utah Retirement Systems, Mr. Summers worked for Callan Associates, a leading institutional investor consulting firm, from 2009 to 2015. He assisted some of the largest U.S. pension funds with asset allocation, manager structure, manager search and other strategic projects. Mr. Summers started his career in the U.S. Air Force as a budget analyst and then worked in Deloitte’s tax group. Mr. Summers holds a Bachelor of Science in Economics and a minor in Russian from the U.S. Air Force Academy and a Master of Science in Finance from the University of Utah. He is a Chartered Financial Analyst charterholder and a Certified Public Accountant. We believe that Mr. Summer’s financial and accounting experience, including that related to the energy industry, qualifies him to effectively serve as a member of our board of directors.

Andrew Blakeman serves on our board of directors, serves as a member of our nominating committee, and serves as the chair of our audit committee. Mr. Blakeman is currently the Chief Financial Officer of STRYDE Ltd., a seismic acquisition equipment manufacturer spun out of BP p.l.c.’s (“BP”) research and development program, a position he has held since November 2019. From March 2008 to March 2023, Mr. Blakeman held various non-executive director and audit committee chair roles in the UK National Health Service (“NHS”), including at NHS Blood & Transplant, Milton Keynes University Hospital (where he served as deputy chair of the board of directors), and the Bedfordshire, Luton and Milton Keynes Integrated Care Board. Mr. Blakeman trained as an accountant at Touche Ross & Co (now Deloitte LLP), and spent most of his career with BP, an integrated oil company, where he held various financial leadership positions, including Chief Financial Officer of BP Shipping from March 2006 to March 2009, Head of Control for Refining and Marketing from September 2009 to September 2011, and Chief Financial Officer of UK Fuels Retailing from September 2011 to March 2016. Mr. Blakeman is a chartered accountant and a fellow of the Institute of Chartered Accountants in England and Wales. Mr. Blakeman holds a Bachelor of Science in Economics from the London School of Economics and a Masters of Science in Finance from London Business School. We believe that Mr. Blakeman’s financial and accounting experience, including that related to the energy industry, qualifies him to effectively serve as a member of our board of directors.

Marcus (“Marc”) Peperzak serves on our board of directors and serves as a member of our audit committee. Mr. Peperzak is currently the Executive Chairman & Founder of Aurora Organic Dairy, a position he has held since 2003. Aurora Organic Dairy is the nation’s leading organic private-label dairy supplier. Mr. Peperzak founded Aurora Dairy Corporation in 1976, which became one of the leading and largest dairy operators in the United States. In 2003, Mr. Peperzak focused Aurora Dairy Corporation exclusively on organic dairy production, ultimately resulting in the founding of Aurora Organic Dairy. Prior to establishing Aurora Organic Dairy, Mr. Peperzak was a co-founder and active Chairman of Horizon Organic Dairy, the nation’s leading branded organic dairy producer. Mr. Peperzak has also served as an international dairy industry consultant in Oman, Pakistan, Iran, Mexico, Belize and Russia. Throughout his career, Mr. Peperzak has served on numerous non-profit and corporate boards, and has assisted in the creation of several businesses. Mr. Peperzak was the founding director of First Bank of Idaho, GF&C and Headwaters MB. Mr. Peperzak received a dual Bachelor of Science degree in Business and Engineering from the University of California at Berkeley. We believe that Mr. Peperzak’s board experience and expertise in business development qualifies him to effectively serve as a member of our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual shareholder meeting) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual shareholder meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Jerome Silvey and Bryan Summers, will expire at our first annual shareholder meeting. The term of office of the second class of directors, consisting of Tyson Taylor and Andrew Blakeman, will expire at our second annual shareholder meeting. The term of office of the third class of directors, consisting of Jerome C. Silvey, Jr. and Marc Peperzak, will expire at our third annual shareholder meeting.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by the vote of a majority of the remaining directors.

Our Sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as our Sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. We currently rely on the phase-in rules of NYSE with respect to this requirement. These phase-in rules require that a majority of our board of directors be independent within one year of our listing date on NYSE. Our board of directors has determined that each of Bryan Summers, Andrew Blakeman and Marc Peperzak is an “independent director” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of our board of directors. Andrew Blakeman, Bryan Summers and Marc Peperzak serve as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Our board of directors has determined that Andrew Blakeman, Bryan Summers and Marc Peperzak are independent under the NYSE listing standards and applicable SEC rules. Andrew Blakeman serves as the chairperson of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Andrew Blakeman qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with our directors and executive officers our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between our directors and executive officers and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of the Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Initial Public Offering; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

We have established a nominating committee of our board of directors. Jerome C. Silvey, Jr., Bryan Summers and Andrew Blakeman serve as members of our nominating committee. Bryan Summers serves as the chairperson of the nominating committee. Under the NYSE listing standards, we are permitted to phase in our compliance with the independent nominating committee requirements as follows: (1) one independent member at the time of listing, (2) a majority of independent members within 90 days of listing and (3) all independent members within one year of listing. We currently rely on the phase-in rules of NYSE with respect to this requirement. Our board of directors has determined that Bryan Summers and Andrew Blakeman are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, directors, executive officers, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We have established a compensation committee of our board of directors. The sole member of our compensation committee is Bryan Summers, who serves as chairperson of the compensation committee.

Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that Bryan Summers is independent. Our compensation committee charter details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting our directors and executive officers in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. A copy of the Code of Business Conduct and Ethics is posted on our website and a copy will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the Company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty not to improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the Company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the Company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at shareholder meetings.

Certain of our directors and executive officers currently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, the EQV Group, funds of the EQV Group or current or former portfolio companies of the EQV Group. Certain of these entities may have overlapping investment objectives and potential conflicts may arise regarding how to allocate investment opportunities among these entities. If any of our directors and executive officers becomes aware of a business combination opportunity that is suitable for a fund or entity to which such director or executive officer has then-current fiduciary or contractual obligations (including, without limitation, any funds of the EQV Group or their current or former portfolio companies, or another affiliated entity), then such person may need to honor such fiduciary or contractual obligations to present such business combination opportunity to such fund or entity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In addition, investment ideas generated within or presented to the EQV Group or our directors and executive officers may be suitable for both us and the EQV Group, a current or future fund of the EQV Group or one or more of their portfolio companies, and, subject to applicable fiduciary duties or contractual obligations, will first be directed to the EQV Group, such fund, investment vehicle or portfolio company before being directed, if at all, to us. None of the EQV Group or any of our directors and executive officers who are also employed by the EQV Group or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware in their capacities as employees of the EQV Group, its funds or their portfolio companies. However, we do not expect these duties or contractual obligations to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity (including with respect to any business transaction that may involve another EQV Group entity) for any director or officer, on the one hand, and us, on the other.

We may, at our option, pursue an acquisition opportunity jointly with the EQV Group, one or more parties affiliated with the EQV Group, including without limitation, officers and affiliates of the EQV Group or funds of the EQV Group, or investors in such funds of the EQV Group, or another affiliated entity. Any such party may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by borrowing from or issuing to such parties a class of equity or debt securities. The amount and other terms and conditions of any such joint acquisition or specified future issuance would be determined at the time of such joint acquisition.

In addition, our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our officers and directors, including our Chief Executive Officer and President and Chief Financial Officer, are and in the future will be required to commit time and attention to the EQV Group and funds of the EQV Group. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, any of such entities (including, without limitation, arising as a result of certain of officers and directors being required to offer acquisition opportunities to such entities), the EQV Group and its affiliated funds will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Jerome Silvey	EQV Resources Partners LLC	Energy	Chief Executive Officer and Chairman
Tyson Taylor	EQV Resources Partners LLC	Energy	President and Director
Mickey Raney	EQV Resources Partners LLC Impact Energy Partners, LLC	Energy	Chief Operating Officer Co-founder
Danny Murray	EQV Resources Partners LLC Impact Energy Operating, LLC	Energy	Chief Accounting Officer Chief Financial Officer
Grant Raney	EQV Resources Partners LLC Impact Energy Partners, LLC	Energy	Vice President of Land and Director Co-founder
Andrew McKinley	EQV Resources Partners LLC	Energy	Partner and Head of Business Development
Will Smith	EQV Resources Partners LLC	Energy	Partner
Jerome C. Silvey, Jr.	Starwood Capital Group	Investment Management	Vice Chairman
Bryan Summers	Burtonwood Advisors, LLC	Private Equity Consulting	Founder
Andrew Blakeman	STRYDE Ltd.	Seismic Acquisition Equipment Manufacturer	Chief Financial Officer
Marc Peperzak	Aurora Organic Dairy	Dairy Supplier	Executive Chairman & Founder

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our Sponsor subscribed for founder shares prior to the date of the Initial Public Offering and purchased private placement units in a transaction that closed simultaneously with the closing of the Initial Public Offering.

●	Our directors subscribed for Class A ordinary shares prior to the date of the Initial Public Offering.

●	Our Sponsor and each of our directors and executive officers have entered into an agreement with us, pursuant to which they agreed to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months of the Initial Public Offering, or such earlier date as determined by our board of directors in its sole discretion, or (B) with respect to any other material provision relating to the rights or pre-initial business combination activity of holders of our Class A ordinary shares. Additionally, our Sponsor and each of our officers and directors has agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not consummate an initial business combination within the prescribed time frame, the founder shares may become worthless and the private placement warrants may expire worthless. Except as described in this Annual Report, our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) 12 months after the completion of our initial business combination, or (B) six months after the completion of our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of the private placement units (including the underlying securities) until 30 days after the date that we complete our initial business combination. Because each of our executive officers and directors own ordinary shares or units directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our Sponsor, directors or executive officers or any of their affiliates may make additional investments in us in connection with our initial business combination, although they are under no obligation to do so. If our Sponsor or any of its affiliates (including, without limitation, any fund of the EQV Group or their portfolio companies) elect to make additional investments or provide financing, such proposed transactions could influence our Sponsor’s motivation to complete our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. Our Sponsor and/or one or more of our directors and officers or the EQV Group or its affiliated may also Sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent entity that commonly renders valuation opinions, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the Company any finder’s fee, consulting fee or other compensation prior to, or for any services they render to effectuate, the completion of our initial business combination. Certain affiliates of our Sponsor will be entitled to reimbursement for any out-of-pocket expenses (or an allocable portion of such expenses), to the extent that such affiliates incur expenses for services provided to us before our initial business combination. Further, we pay our Sponsor for office space, utilities, secretarial support and administrative services provided to us in the amount of $30,000 per month.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our Sponsor, directors and executive officers have agreed to vote their founder shares, private placement shares and any public shares purchased during or after the Initial Public Offering or in the private placement in favor of our initial business combination, except as otherwise described in this Annual Report.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insider Trading Policy

Our board of directors has adopted an insider trading policy placing restrictions on transactions in our common and preferred equity, debt securities, options and derivative instruments with respect to such securities, such as exchange-traded put or call options or swaps, securities that are convertible into or exchangeable for other securities, as well as common units representing partner interests. Such restrictions apply to our directors, executive officers, and other employees who have access to material non-public information, and include, but are not limited to, prohibition from trading in our securities during blackout periods and pre-clearance requirements for all transactions in our securities. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. Although the Company is not subject to our insider trading policy, the Company does not trade in its securities when it is in possession of material nonpublic information other than pursuant to previously adopted Rule 10b5-1 trading plans.

Item 11. Executive Compensation

Director Compensation

The following table sets forth cash compensation for independent directors for the fiscal year ended December 31, 2024.

Name	Fees earned or paid in cash	Total
Bryan Summers	0	0
Andrew Blakeman	0	0
Marc Peperzak	0	0

None of our executive officers or other directors have received any cash compensation from the Company for services rendered to us. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we reimburse an affiliate of our Sponsor for office space, utilities, secretarial support and administrative services provided to us in the amount of $30,000 per month. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, certain affiliates of our Sponsor are entitled to reimbursement for any out-of-pocket expenses (or an allocable portion thereof), to the extent that such affiliates incur expenses for services provided to us before our initial business combination. Our audit committee reviews on a quarterly basis all payments that are made to our Sponsor, our officers or directors or our or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account, including permitted withdrawals. Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. In addition, we issued 40,000 Class A ordinary shares to each of our non-executive directors (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the Company. Other than these payments and reimbursements and fees paid in cash to our independent directors as described herein, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or executive officers who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or executive officers. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that our directors and executive officers maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our directors and executive officers’ motivation in identifying or selecting a target business but we do not believe that the ability of our directors and executive officers to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Annual Report by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and director as a group.

The following table is based on 44,572,500 ordinary shares issued and outstanding at December 31, 2024, of which 35,822,500 were Class A ordinary shares (including 35,000,000 Class A ordinary shares subject to possible redemption) and 8,750,000 were Class B ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the warrants comprising part of the private placement units as such warrants are not exercisable within 60 days of the date of this Annual Report.

	Class A ordinary shares			Class B ordinary shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Approximate Percentage of Ordinary Shares
Sponsor
EQV Ventures Sponsor LLC (our Sponsor)(3)	400,000	(4)	1.1%	8,750,000	100%	20.5%

Officers and Directors
Jerome Silvey(5)	-		-	-	-	-
Tyson Taylor(5)	-		-	-	-	-
Mickey Raney	-		-	-	-	-
Danny Murray	-		-	-	-	-
Grant Raney	-		-	-	-	-
Andrew McKinley	-		-	-	-	-
Will Smith(5)	-		-	-	-	-
Jerome C Silvey, Jr.(5)	40,000		*	-	-	*
Bryan Summers	40,000		*	-	-	*
Andrew Blakeman	40,000		*	-	-	*
Marc Peperzak(6)	40,000		*	-	-	*
All executive officers and directors as a group (11 individuals)	160,000		*	-	-	*

Other 5% Holders
Linden Capital L.P.(7)	3,165,000		8.8%	-	-	7.1%
Magnetar Financial LLC(8)	3,430,350		9.6%	-	-	7.7%
AQR Capital Management, LLC(9)	2,463,811		6.9%	-	-	5.5%
Polar Asset Management Partners Inc.(10)	3,200,000		8.9%	-	-	7.2%
Barclays PLC(11)	2,258,186		6.3%	-	-	5.1%
Goldman Sachs Group Inc.(12)	2,587,428		7.2%	-	-	5.8%

*	Less than 1%

(1)	Unless otherwise noted, the business address of each of our shareholders is 1090 Center Drive, Park City, UT 84098.
(2)	Interests shown consist solely of Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the at the option of the holders of the Class B ordinary shares (as discussed in Note 6).

(3)	Jerome Silvey, Jerome C. Silvey, Jr. and Tyson Taylor directly control EQV Ventures Sponsor LLC, a Delaware limited liability company and our Sponsor, as managers of the entity, and each of Jerome Silvey, Jerome C. Silvey, Jr. and Tyson Taylor disclaim any beneficial ownership of such securities except to the extent of their ultimate pecuniary interest. Each of Jerome Silvey, Jerome C. Silvey, Jr., Tyson Taylor and Will Smith, have a greater than 10% direct or indirect economic interest in EQV Ventures Sponsor LLC, and each of them disclaims any beneficial ownership of any securities held by EQV Ventures Sponsor LLC except to the extent of his ultimate pecuniary interest.

(4)	Represents Class A ordinary shares underlying units (each unit consisting of one Class A ordinary share and one-third of one warrant, each whole warrant exercisable to purchase one Class A ordinary share) directly held by the reporting person, and which were acquired pursuant to a Private Placement Units Purchase Agreement by and between the reporting person and the Company but excludes warrants exercisable into 133,333 Class A ordinary shares as such warrants are not exercisable within 60 days of the date of this Annual Report.
(5)	Does not include any shares indirectly owned by this individual as a result of his role as a manager of our Sponsor or direct or indirect economic interest in our Sponsor, as applicable.
(6)	Marc Peperzak is the trustee and beneficiary of the Bernard Trust. The Bernard Trust holds 15,000 Class A ordinary shares. By virtue of the relationship, Marc Peperzak may be deemed to have or share beneficial ownership of the securities held of record by the Bernard Trust, but Marc Peperzak disclaims any beneficial ownership of the securities held of record by the Bernard Trust other than to the extent of any pecuniary interest he may have therein, directly or indirectly. Does not include any shares owned by this individual as a result of his role as trustee and beneficiary of the Bernard Trust.
(7)	According to a Schedule 13G filed on August 14, 2024, on behalf of Linden Capital L.P (“Linden Capital”), Linden GP LLC (“Linden GP”), Linden Advisors LP (“Linden Advisors”) and Siu Min (Joe) Wong. The Schedule 13G relates to Class A ordinary shares held for the account of Linden Capital and one or more separately managed accounts (the “Managed Accounts”). Linden GP is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the Class A ordinary shares held by Linden Capital. Linden Advisors is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the shares held by each of Linden Capital and the Managed Accounts. Linden Capital and Linden GP hold shared power to vote or direct the vote and shared power to dispose or direct the disposition of 2,967,594 shares. Linden Advisors and Mr. Wong hold shared power to vote or direct the vote and shared power to dispose or direct the disposition of 3,165,000 shares. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 32nd Floor, New York, New York 10022.
(8)	According to a Schedule 13G filed on November 6, 2024, on behalf of Magnetar Financial LLC (“Magnetar Financial”), Magnetar Capital Partners LP (“Magnetar Capital Partners”), Supernova Management LLC (“Supernova Management”) and David J. Snyderman. The Schedule 13G relates to the Class A ordinary shares held for Magnetar Constellation Master Fund, Ltd, Magnetar Xing He Master Fund Ltd, Magnetar SC Fund Ltd, Purpose Alternative Credit Fund Ltd, all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP, a Delaware limited partnership; Magnetar Alpha Star Fund LLC, Magnetar Lake Credit Fund LLC, and Purpose Alternative Credit Fund - T LLC, all Delaware limited liability companies; collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Snyderman is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(9)	According to a Schedule 13G filed on November 14, 2024, as amended on February 13, 2025, on behalf of AQR Capital Management LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC, each incorporated in Delaware (together, the “AQR Funds”). The Schedule 13G relates to the Class A ordinary shares held collectively by the AQR Funds, each of whom possess shared power to vote or direct the vote and shared power to dispose or to direct the disposition of the reported securities. The address of the principal business office of each of the AQR Funds is One Greenwich Plaza, Greenwich CT 06830.
(10)	According to a Schedule 13G filed on November 14, 2024, on behalf of Polar Asset Management Partners Inc., an Ontario, Canada corporation. The Schedule 13G relates to the Class A ordinary shares held individually by Polar Asset Management Partners Inc. Polar Asset Management Partners Inc. possesses sole power to vote or direct the vote and sole power to dispose or to direct the disposition of the reported securities. The address of the principal business office of Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(11)	According to a Schedule 13G filed on February 7, 2025, as amended on March 21, 2025, on behalf of Barclays PLC, a United Kingdom public limited company. The Schedule 13G relates to the Class A ordinary shares held individually by Barclays PLC. Barclays PLC possesses sole power to vote or direct the vote and sole power to dispose or to direct the disposition of the reported securities. The address of the principal business office of Barclays PLC is 1 Churchill Place, London - E14 5HP.
(12)	According to a Schedule 13G filed on February 12, 2025, on behalf of Goldman Sachs Group Inc., a Delaware corporation, and Goldman Sachs & Co. LLC, a New York limited liability company (together, the “Goldman Sachs Group”). The Schedule 13G relates to the Class A ordinary shares held collectively by the Goldman Sachs Group, each of whom possess shared power to vote or direct the vote and shared power to dispose or to direct the disposition of the reported securities. The address of the principal business office of the Goldman Sachs Group is 200 West Street New York, NY 10282.

Our Sponsor and our executive officers and directors have agreed, except as otherwise described in this Annual Report, (a) to vote any shares owned by them in favor of any proposed business combination and (b) not to require us to redeem any shares in connection with a shareholder vote to approve a proposed initial business combination.

Our Sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On April 19, 2024, our Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration of 10,062,500 founder shares. Our Sponsor has forfeited 1,312,500 founder shares. The founder shares will automatically convert into Class A ordinary shares upon consummation of a business combination on a one-for-one basis, subject to certain adjustments. The initial shareholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until the earlier of (A) 12 months after the completion of the Company’s initial business combination, or (B) six months after the completion of the Company’s initial business combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

On April 19, 2024, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate of $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due on the earlier of December 31, 2024 or the completion of the Initial Public Offering. On August 8, 2024, at the time of the Initial Public Offering, the Company repaid the then outstanding balance, and the note is no longer available to be drawn upon. As of December 31, 2024, the Company had $0 outstanding under the Promissory Note.

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units and the underlying securities would be identical to the Private Placement Units and the underlying securities of such Private Placement Units, except as described herein. At December 31, 2024, no Working Capital Loans were outstanding.

On May 22, 2024, we issued 40,000 Class A ordinary shares to each of our non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the Company, which are included within our founder shares. The founder shares issued to our non-executive director nominees may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 400,000 Sponsor Private Placement Units at a price of $10.00 per unit, for an aggregate purchase price of $4,000,000. Each Sponsor Private Placement Unit consists of one Class A ordinary share (the “Sponsor Private Placement Shares”) and one-third of one redeemable warrant (the “Sponsor Private Placement Warrants”). Additionally, $2,625,000 of the underwriting commissions was applied by BTIG to purchase 262,500 Underwriter Private Placement Units at a price of $10.00 per unit (each comprised of one Class A ordinary share and one-third of one redeemable warrant (the “Underwriter Private Placement Warrants,” and together with the Sponsor Private Placement Warrants, the “Private Placement Warrants”)), on the same terms as the Sponsor Private Placement Units, in a private placement that occurred simultaneously with the closing of the Initial Public Offering. On September 30, 2024, the Sponsor repaid the amount owed to the Company. On December 31, 2024, the Sponsor owes the Company $0 of funds from the sale of the Sponsor Private Placement Units. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments. Each warrant will become exercisable 30 days after the completion of an initial business combination and will not expire except upon liquidation. If the initial business combination is not completed within the business combination period, the proceeds from the sale of the Private Placement Units held in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants may expire worthless.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We may, at our option, pursue an acquisition opportunity jointly with the EQV Group, one or more parties affiliated with the EQV Group, including without limitation, officers and affiliates of the EQV Group or funds of the EQV Group, or investors in such funds of the EQV Group. Any such party may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by borrowing from or issuing to such parties a class of equity or debt securities. The amount and other terms and conditions of any such joint acquisition or specified future issuance would be determined at the time thereof.

We currently maintain our executive offices at 1090 Center Drive, Park City, UT 84098. The cost for our use of this space is included in the $30,000 per month fee we pay to an affiliate of our Sponsor for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination except certain affiliates of our Sponsor will be entitled to reimbursement for any out-of-pocket expenses (or an allocable portion thereof), to the extent that such affiliates incur expenses for services provided to us before our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, our officers or directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

We will have 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, holders of Class A ordinary shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (net, with respect to interest income, of permitted withdrawals), divided by the number of then issued and outstanding Class A ordinary shares, subject to applicable law.

If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the founder shares may become worthless and the warrants may expire worthless.

After our initial business combination, our directors and executive officers who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement pursuant to which our Sponsor and the underwriter are entitled to certain registration rights with respect to the private placement units (and the underlying securities), the units issuable upon conversion of the Working Capital Loans (if any) and the Class A ordinary shares issuable upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate three individuals for appointment to our board of directors, as long as our Sponsor holds any securities covered by the registration and shareholder rights agreement.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a charter providing for the review, approval or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee is provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the Company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the Company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chair of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee determines to permit or to prohibit the related party transaction.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. We currently rely on the phase-in rules of NYSE with respect to this requirement. These phase-in rules require that a majority of our board of directors be independent within one year of our listing date on NYSE. Our board of directors has determined that each of Bryan Summers, Andrew Blakeman and Marc Peperzak is an “independent director” as defined in the NYSE listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from April 15, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $133,640 for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from April 15, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from April 15, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from April 15, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements: See “Index to Financial Statements” at page F-1.

(b) Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

Exhibit No.	Description
1.1	Underwriting Agreement among the Company and BTIG (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 8, 2024).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 8, 2024).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-280048), filed on July 24, 2024).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-280048), filed on June 7, 2024).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-280048), filed on June 7, 2024).
4.5*	Description of Securities.
10.1	Private Placement Units Purchase Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 8, 2024).
10.2	Private Placement Units Purchase Agreement between the Company and the Underwriter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 8, 2024).
10.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 8, 2024).
10.4	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 8, 2024).
10.5	Registration and Shareholder Rights Agreement among the Company, the Sponsor, BTIG and certain other equity holders named therein (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 8, 2024).
10.6	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 8, 2024).
10.7	Administrative Services Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 8, 2024).
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-280048), filed on July 24, 2024).

10.9	Securities Subscription Agreement, dated April 19, 2024, between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-280048), filed on July 24, 2024).
10.10	Promissory Note between the Company and the Sponsor (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-280048), filed on July 24, 2024).
19.1*	Insider Trading Policy.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQV VENTURES ACQUISITION CORP.

Dated:	March 28, 2025	By:	/s/ Tyson Taylor
		Name:	Tyson Taylor
		Title:	Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Jerome Silvey	Chief Executive Officer and Director	March 28, 2025
Jerome Silvey	(principal executive officer)

/s/ Tyson Taylor	President, Chief Financial Officer and Director	March 28, 2025
Tyson Taylor	(principal financial and accounting officer)

/s/ Jerome C. Silvey, Jr.	Director	March 28, 2025
Jerome C. Silvey, Jr.

/s/ Bryan Summers	Director	March 28, 2025
Bryan Summers

/s/ Andrew Blakemen	Director	March 28, 2025
Andrew Blakeman

s/ Marc Peperzak	Director	March 28, 2025
Marc Peperzak

EQV VENTURES ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

EQV Ventures Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of EQV Ventures Acquisition Corp. (the “Company”) as of December 31, 2024, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from April 15, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period from April 15, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 28, 2025

PCAOB ID Number 100

EQV VENTURES ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2024

Assets:
Current assets
Cash and cash equivalents	$973,483
Short term prepaid insurance	117,484
Prepaid expenses	42,771
Total current assets	1,133,738
Cash held in trust account	356,361,121
Long term prepaid insurance	68,532
Total Assets	$357,563,391

Liabilities and Shareholders’ Deficit:
Current liabilities
Accrued offering costs	$60,000
Accrued expenses	223,512
Cash underwriting fee payable	468,750
Total current liabilities	752,262
Deferred legal fees	746,370
Deferred underwriting fee	12,250,000
Total Liabilities	13,748,632

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 35,000,000 shares at redemption value of $10.18 per share	356,222,955

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 822,500 shares issued and outstanding (excluding 35,000,000 shares subject to possible redemption)	82
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 8,750,000 shares issued and outstanding	875
Additional paid-in capital	—
Accumulated deficit	(12,409,153)
Total Shareholders’ Deficit	(12,408,196)
Total Liabilities and Shareholders’ Deficit	$357,563,391

The accompanying notes are an integral part of the financial statements.

EQV VENTURES ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 15, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

General and administrative costs	$656,510
Loss from operations	(656,510)

Other income:
Change in fair value of over-allotment liability	598,539
Interest earned on marketable securities held in trust account	6,914,394
Total other income, net	7,512,933
Net income	$6,856,423

Weighted average shares outstanding of Class A ordinary shares	20,025,933
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.24

Weighted average shares outstanding of Class B ordinary shares	8,750,000
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.24

The accompanying notes are an integral part of the financial statements.

EQV VENTURES ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM APRIL 15, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — April 15, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (defined in Note 1)	—	—	10,062,500	1,006	23,994	—	25,000

Issuance of Class A ordinary shares to non-executive director nominees	160,000	16	—	—	382	—	398

Sale of 662,500 Private Placement Units	662,500	66	—	—	6,624,934	—	6,625,000

FV of public warrants (defined in Note 3) at issuance	—	—	—	—	2,100,000	—	2,100,000

Forfeiture of founder shares	—	—	(1,312,500)	(131)	131	—	—

Allocated value of transaction costs to Class A shares	—	—	—	—	(176,588)	—	(176,588)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,572,853)	(19,265,576)	(27,838,429)

Net income	—	—	—	—	—	6,856,423	6,856,423

Balance – December 31, 2024	822,500	$82	8,750,000	$875	$—	$(12,409,153)	$(12,408,196)

The accompanying notes are an integral part of the financial statements.

EQV VENTURES ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 15, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Cash Flows from Operating Activities:
Net income	$6,856,423
Adjustments to reconcile net income to net cash used in operating activities:
Operating costs paid by Sponsor in exchange for the issuance of Class B founder shares	25,000
Interest earned on marketable securities held in trust account	(6,914,394)
Change in fair value of over-allotment liability	(598,539)
Changes in operating assets and liabilities:
Prepaid expenses	(42,771)
Short term prepaid insurance	(117,484)
Long term prepaid insurance	(68,532)
Cash underwriting fees payable	(156,250)
Accrued expenses	223,512
Net cash used in operating activities	(793,035)

Cash Flows from Investing Activities:
Cash deposited in trust account	(350,000,000)
Cash withdrawn from trust account for working capital purposes	553,273
Net cash used in investing activities	(349,446,727)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	345,375,000
Proceeds from sale of Private Placement Units	6,625,000
Issuance of Class A shares to non-executive director nominees	398
Proceeds from promissory note - related party	269,840
Repayment of promissory note - related party	(269,840)
Payment of offering costs	(787,153)
Net cash provided by financing activities	351,213,245

Net change in cash and cash equivalents	973,483
Cash and cash equivalents – Beginning of period	—
Cash and cash equivalents – End of period	$973,483

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$60,000
Deferred underwriting fee payable	$12,250,000
Forfeiture of founder shares	$131
Write-off of over-allotment liability	$598,539
Deferred legal fee payable	$746,370

The accompanying notes are an integral part of the financial statements.

EQV VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

EQV Ventures Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on April 15, 2024. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities.

The Company is not limited to a particular or geographic region for purposes of consummating a business combination. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from April 15, 2024 (inception) through December 31, 2024 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. The Company’s initial business combination must be with one or more target businesses that together have a fair market value of at least 80% of the assets held in the trust account (net, with respect to interest income, of certain amounts of working capital expenses (up to 10%, per annum, of the interest earned on the trust account), taxes payable and up to $100,000 to pay liquidation expenses) at the time of the agreement to enter into a business combination. The Company will only complete a business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a business combination successfully.

Following the closing of the Initial Public Offering on August 8, 2024, an amount of $350,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was placed in a trust account located in the United States and invested only in (i) U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, (ii) any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, or (iii) an interest bearing demand deposit account, until the earlier of (a) the consummation of a business combination or (b) the distribution of the trust account, as described below.

EQV VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

The initial shareholders have agreed (i) to waive their redemption rights with respect to their founder shares, Sponsor Private Placement Shares (as defined below), and public shares held by them in connection with the completion of a business combination and (ii) not to propose an amendment to (a) modify the substance or timing of the Company’s obligation to provide for the redemption of its public shares in connection with a business combination or to redeem 100% of the Company’s public shares if the Company does not complete a business combination within the business combination period or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their public shares in conjunction with any such amendment.

The Company will have until 24 months, or such earlier date as the Company’s board of directors may approve, from the closing of the Initial Public Offering to complete a business combination. If the Company is unable to complete a business combination within the business combination period, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (excluding, with respect to interest income, certain amounts of working capital expenses, taxes payable and up to $100,000 to pay liquidation expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which may expire worthless if the Company fails to complete a business combination within the business combination period.

EQV VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

The initial shareholders have agreed to waive their liquidation rights to liquidating distributions from the trust account with respect to the founder shares and Sponsor Private Placement Shares if the Company fails to complete a business combination within the business combination period. However, if the Sponsor, officers and directors acquire public shares in or after the Initial Public Offering, such public shares will be entitled to liquidating distributions from the trust account if the Company fails to complete a business combination within the business combination period. The underwriter has agreed to waive its rights to its deferred underwriting commissions (see Note 5) held in the trust account in the event the Company does not complete a business combination within the business combination period and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

EQV VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

As of December 31, 2024, the Company had operating cash of $973,483 and a working capital of $381,476. The Company intends to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

EQV VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $761,124 in cash equivalents as of December 31, 2024.

Cash Held in Trust Account

At December 31, 2024, the assets held in the trust account, amounting to approximately $356.4 million, were held in cash in an interest-bearing deposit account at a bank until the earlier of consummation of the Company’s initial business combination and liquidation. As of December 31, 2024, approximately $138,000 of the trust account balance can be withdrawn for working capital expenses.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480. The over-allotment has expired and is no longer payable.

EQV VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024, there are no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. At December 31, 2024, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$350,000,000
Less:
Proceeds allocated to public warrants	(2,100,000)
Proceeds allocated to the over-allotment option	(598,539)
Class A ordinary shares issuance costs	(18,916,935)
Plus:
Accretion of carrying value to redemption value	27,838,429
Class A ordinary shares subject to possible redemption, December 31, 2024	$356,222,955

EQV VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,312,500 ordinary shares that were forfeited as the over-allotment option was not exercised in full by the underwriter. The over-allotment has expired and is no longer payable. At December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$4,771,566	$2,084,857
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,025,933	8,750,000
Basic and diluted net income per ordinary share	$0.24	$0.24

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

EQV VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

If the Company calls the public warrants for redemption, management will have the option to require all holders that wish to exercise the public warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a business combination within the business combination period and the Company liquidates the funds held in the trust account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the trust account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

Promissory Note

On April 19, 2024, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate of $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due on the earlier of December 31, 2024 or the completion of the Initial Public Offering. On August 8, 2024, at the time of the Initial Public Offering, the Company repaid the then outstanding balance, and the note is no longer available to be drawn upon. As of December 31, 2024, the Company had $0 outstanding under the Promissory Note.

EQV VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments. Each warrant will become exercisable 30 days after the completion of an initial business combination and will not expire except upon liquidation. If the initial business combination is not completed within the business combination period, the proceeds from the sale of the Private Placement Units held in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants may expire worthless.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units and the underlying securities would be identical to the Private Placement Units and the underlying securities of such Private Placement Units, except as described herein. At December 31, 2024, no Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on August 6, 2024, the Company agreed to pay an affiliate of the Sponsor a monthly fee of $30,000 for office space, utilities, secretarial support and administrative support. This arrangement will terminate upon completion of a business combination or the distribution of the trust account to the public shareholders. As of December 31, 2024, the Company incurred $150,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheet.

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

EQV VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Deferred Legal Fees

As of December 31, 2024, the Company had a total deferred legal fee of $746,370, all of which was related to the Initial Public Offering to be paid to the Company’s legal advisors upon consummation of the business combination. As the settlement or liquidation of amounts of deferred legal fees are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current liability in the accompanying balance sheet as of December 31, 2024.

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2024, there are no preference shares issued or outstanding.

EQV VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Class A Ordinary Shares

The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2024, there are 822,500 Class A ordinary shares issued and outstanding, excluding 35,000,000 Class A ordinary shares subject to possible redemption.

On May 22, 2024, the Company issued 40,000 Class A ordinary shares to each of its non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the Company. These issuances were made pursuant to the exemption from registration contained in section 4(a)(2) of the Securities Act. The issuance of the Class A ordinary shares to the Company’s director nominees is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company estimated the fair value of the issued Class A ordinary shares to the Company’s director nominees to be approximately $396 based upon the price of the founder shares received by the Sponsor. These Class A ordinary shares were granted subject to a performance condition (i.e., the occurrence of a business combination). Compensation expense related these Class A ordinary shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2024, the Company determined that a business combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a business combination is considered probable (i.e., upon consummation of a business combination).

Class B Ordinary Shares

The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. At December 31, 2024, there are 8,750,000 Class B ordinary shares issued and outstanding. 1,312,500 shares were forfeited as the underwriter’s over-allotment option was not exercised in full. The over-allotment option has expired since the close of the Initial Public Offering.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

The over-allotment option was initially accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment liability is measured at fair value at inception and on a recurring basis. The over-allotment option has expired since the close of the Initial Public Offering.

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

EQV VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

December 31,
2024
Cash held in trust account	$356,361,121
Cash and cash equivalents	$973,483

For the Period from April 15, 2024 (Inception) through December 31, 2024
General and administrative expenses	$656,510
Interest earned on marketable securities held in trust account	$6,914,394

The CODM reviews interest earned on the trust account to measure and monitor shareholder value and determine the most effective strategy of investment with the trust account funds while maintaining compliance with the trust agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 10, 2025, February 18, 2025 and March 7, 2025, approximately $138,000, $133,000 and $121,000, respectively, were withdrawn from trust account for working capital expenses.