Form 10-Q
period 2025-03-31
EQV Ventures Acquisition Corp.
filed 2025-05-07
CIK 2021042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 7, 2025, there were 35,822,500 Class A ordinary shares, $0.0001 par value and 8,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

EQV VENTURES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EQV VENTURES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$1,072,129	$973,483
Short term prepaid insurance	117,484	117,484
Prepaid expenses	6,934	42,771
Total current assets	1,196,547	1,133,738
Cash held in trust account	359,839,774	356,361,121
Long term prepaid insurance	39,161	68,532
Total Assets	$361,075,482	$357,563,391

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accrued offering costs	$—	$60,000
Accrued expenses	589,508	223,512
Cash underwriting fee payable	416,667	468,750
Total current liabilities	1,006,175	752,262
Deferred legal fees	746,370	746,370
Deferred underwriting fee	12,250,000	12,250,000
Total Liabilities	14,002,545	13,748,632

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 35,000,000 shares at redemption value of approximately $10.28 and $10.18 per share at March 31, 2025 and December 31, 2024, respectively	359,706,164	356,222,955

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 822,500 shares issued and outstanding (excluding 35,000,000 shares subject to possible redemption) at March 31, 2025 and December 31, 2024	82	82
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 8,750,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	875	875
Additional paid-in capital	—	—
Accumulated deficit	(12,634,184)	(12,409,153)
Total Shareholders’ Deficit	(12,633,227)	(12,408,196)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$361,075,482	$357,563,391

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

General and administrative costs	$619,827
Loss from operations	(619,827)

Other income:
Interest earned on bank account	7,880
Interest earned on cash held in trust account	3,870,125
Total other income	3,878,005
Net income	$3,258,178

Weighted average shares outstanding of Class A ordinary shares	35,822,500
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.07

Weighted average shares outstanding of Class B ordinary shares	8,750,000
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.07

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	822,500	$82	8,750,000	$875	$—	$(12,409,153)	$(12,408,196)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,483,209)	(3,483,209)

Net income	—	—	—	—	—	3,258,178	3,258,178

Balance – March 31, 2025 (unaudited)	822,500	$82	8,750,000	$875	$—	$(12,634,184)	$(12,633,227)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,258,178
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in trust account	(3,870,125)
Changes in operating assets and liabilities:
Prepaid expenses	35,837
Long term prepaid insurance	29,371
Cash underwriting fees payable	(52,083)
Accrued expenses	365,996
Net cash used in operating activities	(232,826)

Cash Flows from Investing Activities:
Cash withdrawn from trust account for working capital purposes	391,472
Net cash provided by investing activities	391,472

Cash Flows from Financing Activities:
Payment of offering costs	(60,000)
Net cash used in financing activities	(60,000)

Net change in cash and cash equivalents	98,646
Cash and cash equivalents – Beginning of period	973,483
Cash and cash equivalents – End of period	$1,072,129

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from April 15, 2024 (inception) through March 31, 2025 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

MARCH 31, 2025

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

As of March 31, 2025, the Company had operating cash of $1,072,129 and a working capital of $190,372. The Company intends to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on March 31, 2025. The interim results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $769,005 and $761,124 in cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

Cash Held in Trust Account

At March 31, 2025 and December 31, 2024, the assets held in the trust account, amounting to approximately $359.8 million and $356.4 million, respectively, were held in cash in an interest-bearing deposit account at a bank until the earlier of the consummation of the Company’s initial business combination and liquidation. As of March 31, 2025, approximately $134,000 of the trust account balance can be withdrawn for working capital expenses.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheets date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480. The over-allotment has expired and is no longer payable.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of both March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at both March 31, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. At March 31, 2025 and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$350,000,000
Less:
Proceeds allocated to public warrants	(2,100,000)
Proceeds allocated to the over-allotment option	(598,539)
Class A ordinary shares issuance costs	(18,916,935)
Plus:
Accretion of carrying value to redemption value	27,838,429
Class A ordinary shares subject to possible redemption, December 31, 2024	356,222,955
Plus:
Accretion of carrying value to redemption value	3,483,209
Class A ordinary shares subject to possible redemption, March 31, 2025	$359,706,164

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

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,312,500 ordinary shares that were forfeited as the over-allotment option was not exercised in full by the underwriter. The over-allotment has expired and is no longer payable. At March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2025
	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$2,618,567	$639,611
Denominator:
Basic and diluted weighted average ordinary shares outstanding	35,822,500	8,750,000
Basic and diluted net income per ordinary share	$0.07	$0.07

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

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units and the underlying securities would be identical to the Private Placement Units and the underlying securities of such Private Placement Units, except as described herein. At both March 31, 2025 and December 31, 2024, no Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on August 6, 2024, the Company agreed to pay an affiliate of the Sponsor a monthly fee of $30,000 for office space, utilities, secretarial support and administrative support. This arrangement will terminate upon completion of a business combination or the distribution of the trust account to the public shareholders. As of March 31, 2025 and December 31, 2024, the Company incurred $90,000 and $150,000 in fees for these services, respectively.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

The underwriter is entitled to the Base Fee of $0.15 per Unit sold in the Initial Public Offering, or $5,250,000 in the aggregate. Of such $0.15 per unit payable as the Base Fee, $0.132 per Unit, or $4,625,000 in the aggregate, was paid at the closing of the Initial Public Offering (with $2,000,000 paid in cash and $2,625,000 used to purchase the Underwriter Private Placement Units), and $0.018 per unit, or $625,000 in the aggregate, is payable to the underwriter in cash in twelve equal monthly installments of approximately $52,000 each beginning on the first month anniversary of the closing of the Initial Public Offering. This $625,000 obligation is recorded as a cash underwriting fee payable in the accompanying unaudited condensed balance sheets. As of March 31, 2025 and December 31, 2024, the outstanding cash underwriting fee payable totaled $416,667 and $468,750, respectively. An over-allotment fee, if any, is payable in cash upon each closing of the underwriter’s over-allotment option. The over-allotment has expired and is no longer payable.

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

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Deferred Legal Fees

As of both March 31, 2025 and December 31, 2024, the Company had a total deferred legal fee of $746,370, all of which was related to the Initial Public Offering to be paid to the Company’s legal advisors upon consummation of the business combination. As the settlement or liquidation of amounts of deferred legal fees are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current liability in the accompanying unaudited condensed balance sheets as of March 31, 2025 and December 31, 2024.

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At both March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At both March 31, 2025 and December 31, 2024, there were 822,500 Class A ordinary shares issued and outstanding, excluding 35,000,000 Class A ordinary shares subject to possible redemption.

On May 22, 2024, the Company issued 40,000 Class A ordinary shares to each of its non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the Company. These issuances were made pursuant to the exemption from registration contained in section 4(a)(2) of the Securities Act. The issuance of the Class A ordinary shares to the Company’s director nominees is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company estimated the fair value of the issued Class A ordinary shares to the Company’s director nominees to be approximately $396 based upon the price of the founder shares received by the Sponsor. These Class A ordinary shares were granted subject to a performance condition (i.e., the occurrence of a business combination). Compensation expense related these Class A ordinary shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2025 and December 31, 2024, the Company determined that a business combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a business combination is considered probable (i.e., upon consummation of a business combination).

Class B Ordinary Shares

The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. At both March 31, 2025 and December 31, 2024, there were 8,750,000 Class B ordinary shares issued and outstanding. 1,312,500 shares were forfeited as the underwriter’s over-allotment option was not exercised in full. The over-allotment option has expired since the close of the Initial Public Offering.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

The over-allotment option was initially accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the unaudited condensed balance sheets. The over-allotment liability is measured at fair value at inception and on a recurring basis. The over-allotment option has expired since the close of the Initial Public Offering.

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

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31,	December 31,
	2025	2024
Cash held in trust account	$359,839,774	$356,361,121
Cash and cash equivalents	$1,072,129	$973,483

For the Three Months Ended March 31, 2025
General and administrative costs	$(619,827)
Interest earned on marketable securities held in trust account	$3,870,125

The CODM reviews interest earned on the trust account to measure and monitor shareholder value and determine the most effective strategy of investment with the trust account funds while maintaining compliance with the trust agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the unaudited condensed statement of operations and described within their respective disclosures.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 9, 2025 and May 5, 2025, approximately $134,000 and $130,000, respectively, were withdrawn from trust account for working capital expenses.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Company’s business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the business combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 15, 2024 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net income of $3,258,178, which consisted of interest earned on marketable securities held in the trust account of $3,870,125, offset by general and administrative costs of $619,827.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of March 31, 2025, the Company had $1,072,129 in cash and a working capital of $190,372.

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

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (net, with respect to interest income, of permitted withdrawals (as defined below)), to complete our business combination. We are permitted to withdraw 10% of the interest earned on the trust account to fund our working capital requirements and/or to pay our taxes, and such withdrawals can only be made from interest and not from the principal held in the trust account (“permitted withdrawals”). To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. As of March 31, 2025, approximately $134,000 of the trust account balance can be withdrawn for working capital expenses.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2025, we did not have any critical accounting estimates to be disclosed.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter ended March 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On May 22, 2024, the Company issued 40,000 Class A ordinary shares to each of its non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the Company. These issuances were made pursuant to the exemption from registration contained in section 4(a)(2) of the Securities Act. At March 31, 2025, there are 3,822,500 Class A ordinary shares issued and outstanding.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

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

EQV VENTURES ACQUISITION CORP.

Date: May 7, 2025	By:	/s/ Jerome Silvey
	Name:	Jerome Silvey
	Title:	Chief Executive Officer
(principal executive officer)

Date: May 7, 2025	By:	/s/ Tyson Taylor
	Name:	Tyson Taylor
	Title:	President, Chief Financial Officer
(principal financial and accounting officer)