Form 10-Q
period 2025-06-30
EQV Ventures Acquisition Corp.
filed 2025-08-13
CIK 2021042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 13, 2025, there were 35,822,500 Class A ordinary shares, $0.0001 par value and 8,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

EQV VENTURES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2025 and for the Period from April 15, 2024 (Inception) through June 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2025 and for the Period from April 15, 2024 (Inception) through June 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2025 and for the Period from April 15, 2024 (Inception) through June 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
Part II. Other Information
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Mine Safety Disclosures	30
Item 5. Other Information	30
Item 6. Exhibits	31
Signatures	32

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EQV VENTURES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$925,722	$973,483
Short term prepaid insurance	117,484	117,484
Prepaid expenses	46,555	42,771
Total current assets	1,089,761	1,133,738
Investments held in trust account	363,384,147	356,361,121
Long term prepaid insurance	9,790	68,532
Total Assets	$364,483,698	$357,563,391

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accrued offering costs	$—	$60,000
Accrued expenses	1,480,683	223,512
Cash underwriting fee payable	208,333	468,750
Total current liabilities	1,689,016	752,262
Deferred legal fees	746,370	746,370
Deferred underwriting fee	12,250,000	12,250,000
Total Liabilities	14,685,386	13,748,632

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 35,000,000 shares at redemption value of approximately $10.38 and $10.18 per share at June 30, 2025 and December 31, 2024, respectively	363,253,842	356,222,955

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 822,500 shares issued and outstanding (excluding 35,000,000 shares subject to possible redemption) at June 30, 2025 and December 31, 2024	82	82
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 8,750,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	875	875
Additional paid-in capital	—	—
Accumulated deficit	(13,456,487)	(12,409,153)
Total Shareholders’ Deficit	(13,455,530)	(12,408,196)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$364,483,698	$357,563,391

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	For the Period from April 15, 2024 (inception) through June 30, 2024
General and administrative costs	$1,224,547	$1,844,374	$46,916
Loss from operations	(1,224,547)	(1,844,374)	(46,916)

OTHER INCOME
Interest income from bank account	7,950	15,830	—
Interest earned on investments held in trust account	3,941,972	7,812,097	—
Total other income	3,949,922	7,827,927	—

NET INCOME (LOSS)	$2,725,375	$5,983,553	$(46,916)

Basic and diluted weighted average shares outstanding, Class A redeemable shares	35,822,500	35,822,500	82,105
Basic and diluted net income (loss) per share	$0.06	$0.13	$(0.01)
Basic and diluted weighted average shares outstanding, Class A and B non-redeemable shares	8,750,000	8,750,000	8,750,000
Basic and diluted net income (loss) per share	$0.06	$0.13	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	822,500	$82	8,750,000	$875	$—	$(12,409,153)	$(12,408,196)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,483,209)	(3,483,209)

Net income	—	—	—	—	—	3,258,178	3,258,178

Balance – March 31, 2025 (unaudited)	822,500	$82	8,750,000	$875	$—	$(12,634,184)	$(12,633,227)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,547,678)	(3,547,678)

Net income	—	—	—	—	—	2,725,375	2,725,375

Balance – June 30, 2025 (unaudited)	822,500	$82	8,750,000	$875	$—	$(13,456,487)	$(13,455,530)

FOR THE PERIOD FROM APRIL 15, 2024 (INCEPTION) THROUGH JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of April 15, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor	—	—	10,062,500	1,006	23,994	—	25,000

Issuance of Class A shares to non-executive director nominees	160,000	16	—	—	382	—	398

Net loss	—	—	—	—	—	(46,916)	(46,916)
Balance as of June 30, 2024 (unaudited)	160,000	$16	10,062,500	$1,006	$24,376	$(46,916)	$(21,518)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,	For the Period from April 15, 2024 (inception) through June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$5,983,553	$(46,916)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating costs paid by Sponsor in exchange for issuance of Class B founder shares	—	25,000
Interest earned on investments held in trust account	(7,812,097)	—
Changes in operating assets and liabilities:
Prepaid expenses	(3,784)	(22,500)
Long term prepaid insurance	58,742	—
Accrued expenses	1,257,171	3,555
Net cash used in operating activities	(516,415)	(40,861)

Cash Flows from Investing Activities:
Cash withdrawn from trust account for working capital purposes	789,071	—
Net cash provided by investing activities	789,071	—

Cash Flows from Financing Activities:
Issuance of Class A shares to non-executive director nominees	—	299
Proceeds from promissory note - related party	—	269,840
Payment of offering costs	(320,417)	(226,519)
Net cash (used in) provided by financing activities	(320,417)	43,620

Net change in cash and cash equivalents	(47,761)	2,759
Cash and cash equivalents – Beginning of period	973,483	—
Cash and cash equivalents – End of period	$925,722	$2,759

Supplemental disclosure of cash flow information:
Offering costs included in accrued offering costs	$—	$427,378
Deferred offering costs included in deferred legal fees	$—	$274,392
Receivable from issuance of Class A shares to non-executive director nominees	$—	$99

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from April 15, 2024 (inception) through June 30, 2025 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the Company’s mandatory liquidation date and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the business combination period.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had operating cash of $925,722 and a working capital deficit of $599,255. The Company intends to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on March 31, 2025. The interim results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

JUNE 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $776,954 and $761,124 in cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

Cash Held in Trust Account

At June 30, 2025 and December 31, 2024, the assets held in the trust account, amounting to approximately $363.4 million and $356.4 million, respectively, were held in cash in an interest-bearing deposit account at a bank until the earlier of the consummation of the Company’s initial business combination and liquidation. As of June 30, 2025, approximately $130,000 of the trust account balance can be withdrawn for working capital expenses.

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

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheets date. The underwriter’s over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480. The over-allotment has expired and is no longer payable.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of both June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

JUNE 30, 2025

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at both June 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. At June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$350,000,000
Less:
Proceeds allocated to public warrants	(2,100,000)
Proceeds allocated to the over-allotment option	(598,539)
Class A ordinary shares issuance costs	(18,916,935)
Plus:
Accretion of carrying value to redemption value	27,838,429
Class A ordinary shares subject to possible redemption, December 31, 2024	356,222,955
Plus:
Accretion of carrying value to redemption value	3,483,209
Class A ordinary shares subject to possible redemption, March 31, 2025	$359,706,164
Plus:
Accretion of carrying value to redemption value	3,547,678
Class A ordinary shares subject to possible redemption, June 30, 2025	$363,253,842

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

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,312,500 ordinary shares that were forfeited as the over-allotment option was not exercised in full by the underwriter. The over-allotment has expired and is no longer payable. At June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Class A Redeemable shares	Class A and B Non-redeemable shares	Class A Redeemable shares	Class A and B Non-redeemable shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$2,190,358	$535,017	$4,808,925	$1,174,628
Denominator:
Basic and diluted weighted average shares outstanding	35,822,500	8,750,000	35,822,500	8,750,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.13	$0.13

	For the Period from April 15, 2024 (inception) through June 30, 2024
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(436)	$(46,480)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	82,105	8,750,000
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)

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

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

JUNE 30, 2025

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

JUNE 30, 2025

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units and the underlying securities would be identical to the Private Placement Units and the underlying securities of such Private Placement Units, except as described herein. At both June 30, 2025 and December 31, 2024, no Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on August 6, 2024, the Company agreed to pay an affiliate of the Sponsor a monthly fee of $30,000 for office space, utilities, secretarial support and administrative support. This arrangement will terminate upon completion of a business combination or the distribution of the trust account to the public shareholders. During the three months ended June 30, 2025 and for the period from April 15, 2024 (inception) through June 30, 2024, the Company incurred and paid $30,000 and $0, respectively, for these services. During the six months ended June 30, 2025 and for the period from April 15, 2024 (inception) through June 30, 2024, the Company incurred and paid $60,000 and $0, respectively, for these services.

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

JUNE 30, 2025

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

The underwriter is entitled to the Base Fee of $0.15 per Unit sold in the Initial Public Offering, or $5,250,000 in the aggregate. Of such $0.15 per unit payable as the Base Fee, $0.132 per Unit, or $4,625,000 in the aggregate, was paid at the closing of the Initial Public Offering (with $2,000,000 paid in cash and $2,625,000 used to purchase the Underwriter Private Placement Units), and $0.018 per unit, or $625,000 in the aggregate, is payable to the underwriter in cash in twelve equal monthly installments of approximately $52,000 each beginning on the first month anniversary of the closing of the Initial Public Offering. This $625,000 obligation is recorded as a cash underwriting fee payable in the accompanying unaudited condensed balance sheets. As of June 30, 2025 and December 31, 2024, the outstanding cash underwriting fee payable totaled $208,333 and $468,750, respectively. An over-allotment fee, if any, is payable in cash upon each closing of the underwriter’s over-allotment option. The over-allotment has expired and is no longer payable.

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

Deferred Legal Fees

As of both June 30, 2025 and December 31, 2024, the Company had a total deferred legal fee of $746,370, all of which was related to the Initial Public Offering to be paid to the Company’s legal advisors upon consummation of the business combination. As the settlement or liquidation of amounts of deferred legal fees are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current liability in the accompanying unaudited condensed balance sheets as of June 30, 2025 and December 31, 2024.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At both June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At both June 30, 2025 and December 31, 2024, there were 822,500 Class A ordinary shares issued and outstanding, excluding 35,000,000 Class A ordinary shares subject to possible redemption.

On May 22, 2024, the Company issued 40,000 Class A ordinary shares to each of its non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the Company. These issuances were made pursuant to the exemption from registration contained in section 4(a)(2) of the Securities Act. The issuance of the Class A ordinary shares to the Company’s director nominees is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company estimated the fair value of the issued Class A ordinary shares to the Company’s director nominees to be approximately $396 based upon the price of the founder shares received by the Sponsor. These Class A ordinary shares were granted subject to a performance condition (i.e., the occurrence of a business combination). Compensation expense related these Class A ordinary shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2025 and December 31, 2024, the Company determined that a business combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a business combination is considered probable (i.e., upon consummation of a business combination).

Class B Ordinary Shares

The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. At both June 30, 2025 and December 31, 2024, there were 8,750,000 Class B ordinary shares issued and outstanding. 1,312,500 shares were forfeited as the underwriter’s over-allotment option was not exercised in full. The over-allotment option has expired since the close of the Initial Public Offering.

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

JUNE 30, 2025

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

The over-allotment option was initially accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the unaudited condensed balance sheets. The over-allotment liability is measured at fair value at inception and on a recurring basis. The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 5,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The over-allotment has expired and is no longer payable.

NOTE 8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	June 30,	December 31,
	2025	2024
Investments held in trust account	$363,384,147	$356,361,121
Cash and cash equivalents	$925,722	$973,483

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	For the Period from April 15, 2024 (inception) through June 30, 2024
General and administrative costs	$1,224,547	$1,844,374	$46,916
Interest earned on investments held in trust account	$3,941,972	$7,812,097	$—

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as mentioned below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Proposed Business Combination

Business Combination Agreement

On August 5, 2025, the Company entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”), by and among the Company, Prometheus PubCo Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Presidio”), Prometheus PubCo Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Presidio (“EQV Merger Sub”), Prometheus Holdings LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of the Company (“EQV Holdings”), Prometheus Merger Sub LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of EQV Holdings (“Presidio Merger Sub”) and Presidio Investment Holdings LLC, a Delaware limited liability company (“PIH”). The transactions contemplated by the Business Combination Agreement are referred to as the “Proposed Business Combination.”

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, in connection with the Proposed Business Combination, the Company, Sponsor, Presidio, EQV Holdings, PIH and certain members of the Company’s board of directors and/or management (the “Insiders”) entered into a letter agreement (the “Sponsor Letter Agreement”), pursuant to which (a) each of Sponsor and the Insiders agreed to vote in favor of the Business Combination Agreement and the Proposed Business Combination, (b) each of Sponsor and the Insiders agreed to be bound by certain restrictions on transfer with respect to its equity interests in the Company prior to the closing of the Proposed Business Combination, (c) each of Sponsor and the Insiders agreed to be bound by certain lock-up provisions during the lock-up periods described therein with respect to its equity interests in the Company, (d) Sponsor agreed to subject certain of its founder shares to vesting (or forfeiture) on the basis of achieving certain trading price thresholds during the first five years following the closing of the Proposed Business Combination pursuant to an earnout program, (e) Sponsor agreed to subject certain of its founder Shares to time vesting during the first three years following the closing of the Proposed Business Combination pursuant to a dividend reinvestment program, which will fall away on the basis of achieving certain trading price thresholds during the first three years following the closing of the Proposed Business Combination and (f) Sponsor and the Insiders agreed to waive any adjustment to the conversion ratio set forth in the respective governing documents of any of the Company, Presidio, EQV Merger Sub, EQV Holdings, and Presidio Merger Sub or any other anti-dilution or similar protection with respect to any equity interests in the Company.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Subscription Agreements

Concurrently with the execution of the Business Combination Agreement, in connection with financing efforts related to the Proposed Business Combination, the Company and Presidio entered into subscription agreements with certain investors (the “PIPE Investors”) (and may enter into, during before the closing of the Proposed Business Combination, additional agreements with additional PIPE Investors on the same forms, as applicable) pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and the Company and Presidio have agreed to issue and sell to the PIPE Investors, an aggregate of 8,750,000 shares of Class A common stock, par value $0.0001 per share, of Presidio (“Presidio Class A Common Stock”) following the Company’s domestication for a purchase price of $10.00 per share, on the terms and subject to the conditions set forth therein (the “PIPE Financing”).

Preferred Investment

Concurrently with the execution of the Business Combination Agreement, in connection with the Proposed Business Combination, the Company, Presidio and PIH entered into a Series A Preferred Securities Purchase Agreement with certain investors (the “Preferred Investors”), pursuant to which and subject to the satisfaction of the closing conditions contained therein, immediately prior to or substantially concurrently with the closing of the Proposed Business Combination, the Preferred Investors will purchase in a private placement from Presidio an aggregate of 125,000 Series A Perpetual Preferred Shares with a stated value of $1,000 per Preferred Share (the “Series A Perpetual Preferred Shares”) and warrants to purchase 937,500 shares of Presidio Class A Common Stock for a cash purchase price of $123,750,00. The Series A Perpetual Preferred Shares will have the rights, preferences, and privileges set forth in Presidio’s Certificate of Designation of Preferences, Rights and Limitations of Series A Perpetual Preferred Stock.

Sponsor Share Transfer and Contribution Agreement

Concurrently with the execution of the Business Combination Agreement, in connection with the Proposed Business Combination and the PIPE Financing, the Company, Presidio, Sponsor, certain Rollover Members (as defined below) and certain PIPE Investors party thereto entered into Securities Contribution and Transfer Agreements (the “Sponsor Share Transfer and Contribution Agreements”) in order to reflect the intended ownership interests of the shareholders of Presidio following the Proposed Business Combination. Pursuant to and subject to the terms and conditions of the Sponsor Share Transfer and Contribution Agreement, Sponsor agreed to contribute 565,217 shares of its founder shares as a contribution to capital at closing of the Proposed Business Combination and, in exchange, Presidio agreed to issue 565,217 shares of Presidio Class A Common Stock to the Rollover Members party thereto.

Agreement and Plan of Merger

In connection with the Proposed Business Combination, the Company and PIH negotiated the acquisition of all of the issued and outstanding equity interests of EQV Resources LLC, a Delaware limited liability company (“EQV Resources”) via merger (the “EQV Resources Acquisition”) and, concurrently with the execution of the Business Combination Agreement, the Company, Presidio, EQVR Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Presidio, EQV Resources Intermediate LLC, a Delaware limited liability company, EQV Resources and PIH entered into an agreement and plan of merger (the “EQV Resources Merger Agreement”), pursuant to which EQV and Presidio will effect the EQV Resources Acquisition on the terms and subject to the conditions set forth in the EQV Resources Merger Agreement and in accordance with applicable law.

Rollover Agreement

Concurrently with the execution of the Business Combination Agreement, and in connection with the Proposed Business Combination, the Company, EQV Holdings, PIH, certain existing investors and certain unitholders of PIH (“PIH Unitholders”) entered into certain rollover agreements (each, a “Rollover Agreement”, and collectively, the “Rollover Agreements”, and, such PIH Unitholders, the “Rollover Members”), pursuant to which the units held by such Rollover Members will, in accordance with the terms of the Business Combination Agreement and the Rollover Agreement, convert into the right to receive a number of units of EQV Holdings and the right to purchase Class B units of Presidio at par value.

For further details on the Proposed Business Combination, refer to the Current Reports on Form 8-K filed by the Company with the SEC on August 5, 2025, and August 11, 2025.

Working Capital Withdrawals

On July 8, 2025 and August 1, 2025, approximately $130,000 and $136,000, respectively, were withdrawn from trust account for working capital expenses.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Company’s possible business combinations, including the Proposed Business Combination and the financing thereof, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the business combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On August 5, 2025, we entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”) with Prometheus PubCo Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Presidio”), Prometheus PubCo Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Presidio (“EQV Merger Sub”), Prometheus Holdings LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of the Company (“EQV Holdings”), Prometheus Merger Sub LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of EQV Holdings (“Presidio Merger Sub”) and Presidio Investment Holdings LLC, a Delaware limited liability company (“PIH”). The transactions contemplated by the Business Combination Agreement are referred to as the “Proposed Business Combination.”

The Proposed Business Combination is subject to, among other things, the approval of the Proposed Business Combination by the Company’s shareholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions, including that the SEC completes its review of the Company’s proxy statement/prospectus, to be filed in a Registration Statement on Form S-4 related to the Proposed Business Combination, the receipt of certain regulatory approvals, and the approval by a nationally listed stock exchange to list the securities of the combined company.

In connection with the Business Combination Agreement, among other things:

(i) the Company will change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware, upon which (a) each then issued and outstanding Class A ordinary share of EQV, par value $0.0001, will convert automatically, on a one-for-one basis, to a share of Class A common stock, par value $0.0001 per share, of the Company (“EQV Class A Common Stock”) and (b) each issued and outstanding warrant to purchase one Class A ordinary share in the capital of the Company at a price of $11.50 per share will convert automatically, on a one-for-one basis, into a whole warrant exercisable for one share of EQV Class A Common Stock (the “Domestication”); and

(ii) Following the Domestication, EQV Merger Sub will merge with and into the Company, with the Company as the surviving company in the merger and with Company’s shareholders receiving one share of Class A common stock, par value $0.0001 per share, of Presidio (“Presidio Class A Common Stock”) for each share of EQV Class A Common Stock held by such shareholder, in accordance with the terms of the Business Combination Agreement, and upon which Presidio will change its name to “Presidio Production Company” and Presidio will receive a managing member interest in EQV Holdings. After giving effect to such merger, EQV will survive as a wholly owned subsidiary of Presidio, following which, Presidio Merger Sub will merge with and into PIH, with PIH as the surviving company in the merger, all on the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable law.

For further details on the Proposed Business Combination, refer to the Current Reports on Form 8-K filed by the Company with the SEC on August 5, 2025, and August 11, 2025.

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, in connection with the Proposed Business Combination, we entered into a letter agreement (the “Sponsor Letter Agreement”) with Sponsor, Presidio, EQV Holdings, PIH and certain members of our board of directors and/or management (the “Insiders”), pursuant to which (a) each of Sponsor and the Insiders agreed to vote in favor of the Business Combination Agreement and the Proposed Business Combination, (b) each of Sponsor and the Insiders agreed to be bound by certain restrictions on transfer with respect to its equity interests in the Company prior to the closing of the Proposed Business Combination, (c) each of Sponsor and the Insiders agreed to be bound by certain lock-up provisions during the lock-up periods described therein with respect to its equity interests in the Company, (d) Sponsor agreed to subject certain of its founder shares to vesting (or forfeiture) on the basis of achieving certain trading price thresholds during the first five years following the closing of the Proposed Business Combination pursuant to an earnout program, (e) Sponsor agreed to subject certain of its founder Shares to time vesting during the first three years following the closing of the Proposed Business Combination pursuant to a dividend reinvestment program, which will fall away on the basis of achieving certain trading price thresholds during the first three years following the closing of the Proposed Business Combination and (f) Sponsor and the Insiders agreed to waive any adjustment to the conversion ratio set forth in the respective governing documents of any of the Company, Presidio, EQV Merger Sub, EQV Holdings, and Presidio Merger Sub or any other anti-dilution or similar protection with respect to any equity interests in the Company.

Subscription Agreements

Concurrently with the execution of the Business Combination Agreement, in connection with financing efforts related to the Proposed Business Combination, we entered into subscription agreements with Presidio and certain investors (the “PIPE Investors”) (and may enter into, during before the closing of the Proposed Business Combination, additional agreements with additional PIPE Investors on the same forms, as applicable), pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and we and Presidio have agreed to issue and sell to the PIPE Investors, an aggregate of 8,750,000 shares of Presidio Class A Common Stock following the Domestication for an aggregate purchase price of $10.00 per share, on the terms and subject to the conditions set forth therein (the “PIPE Financing”).

Preferred Investment

Concurrently with the execution of the Business Combination Agreement, in connection with the Proposed Business Combination, we entered into a Series A Preferred Securities Purchase Agreement with Presidio, PIH and certain investors (the “Preferred Investors”), pursuant to which and subject to the satisfaction of the closing conditions contained therein, immediately prior to or substantially concurrently with the closing of the Proposed Business Combination, the Preferred Investors will purchase in a private placement from Presidio an aggregate of 125,000 Series A Perpetual Preferred Shares with a stated value of $1,000 per Preferred Share (the “Series A Perpetual Preferred Shares”) and warrants to purchase 937,500 shares of Presidio Class A Common Stock for a cash purchase price of $123,750,00. The Series A Perpetual Preferred Shares will have the rights, preferences, and privileges set forth in Presidio’s Certificate of Designation of Preferences, Rights and Limitations of Series A Perpetual Preferred Stock.

Sponsor Share Transfer and Contribution Agreement

Concurrently with the execution of the Business Combination Agreement, in connection with the Proposed Business Combination and the PIPE Financing, we entered into Securities Contribution and Transfer Agreements, with Presidio, Sponsor, certain Rollover Members (as defined below) and certain PIPE Investors party thereto (the “Sponsor Share Transfer and Contribution Agreements”) in order to reflect the intended ownership interests of the shareholders of Presidio following the Proposed Business Combination. Pursuant to and subject to the terms and conditions of the Sponsor Share Transfer and Contribution Agreement, Sponsor agreed to contribute 565,217 shares of its founder shares as a contribution to capital at closing of the Proposed Business Combination and, in exchange, Presidio agreed to issue 565,217 shares of Presidio Class A Common Stock to the Rollover Members party thereto.

Agreement and Plan of Merger

In connection with the Proposed Business Combination, we negotiated the acquisition of all of the issued and outstanding equity interests of EQV Resources LLC, a Delaware limited liability company (“EQV Resources”) via merger with PIH (the “EQV Resources Acquisition”) and, concurrently with the execution of the Business Combination Agreement, we entered into an agreement and plan of merger with Presidio, EQVR Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Presidio, EQV Resources Intermediate LLC, a Delaware limited liability company, EQV Resources and PIH (the “EQV Resources Merger Agreement”), pursuant to which we and Presidio will effect the EQV Resources Acquisition on the terms and subject to the conditions set forth in the EQV Resources Merger Agreement and in accordance with applicable law.

Rollover Agreement

Concurrently with the execution of the Business Combination Agreement, and in connection with the Proposed Business Combination, we entered into certain rollover agreements with EQV Holdings, PIH and certain unitholders of PIH (“PIH Unitholders”), pursuant to which the units held by such Rollover Members will, in accordance with the terms of the Business Combination Agreement and the Rollover Agreement, convert into the right to receive a number of units of EQV Holdings and the right to purchase Class B units of Presidio at par value.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 15, 2024 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $2,725,375, which consisted of interest earned on investments held in trust account of $3,941,972 and interest income from bank account of $7,950, offset by general and administrative costs of $1,224,547.

For the six months ended June 30, 2025, we had a net income of $5,983,553, which consisted of interest earned on investments held in trust account of $7,812,097 and interest income from bank account of $15,830, offset by general and administrative costs of $1,844,374.

For the period from April 15, 2024 (inception) through June 30, 2024, we had a net loss of $46,916, which consisted of general and administrative costs.

Liquidity, Capital Resources and Going Concern

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of June 30, 2025, the Company had $925,722 in cash and a working capital deficit of $599,255.

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

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (net, with respect to interest income, of permitted withdrawals (as defined below)), to complete our business combination. We are permitted to withdraw 10% of the interest earned on the trust account to fund our working capital requirements and/or to pay our taxes, and such withdrawals can only be made from interest and not from the principal held in the trust account (“permitted withdrawals”). To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. As of June 30, 2025, approximately $130,000 of the trust account balance can be withdrawn for working capital expenses.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the Company’s mandatory liquidation date and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the business combination period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2025, except for the below additional risk factors which could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

There is substantial doubt about our ability to continue as a “going concern.”

The current end date of the business combination period, when a mandatory liquidation of the Trust Account would occur, is August 8, 2026. Under the amended and restated memorandum and articles of association, the Business Combination Period in which we must consummate an initial business combination is 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, though we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate an initial business combination. Although we intend to complete an initial business combination within the Business Combination Period, there can be no assurance that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by the end of our Business Combination Period, there will be a mandatory liquidation of the Trust Account. Accordingly, our management has determined that the mandatory liquidation of the Trust Account, should an initial business combination not occur, raises substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Risks Relating to the Proposed Business Combination

The consummation of the Proposed Business Combination is subject to a number of conditions and if those conditions are not satisfied or waived, any definitive agreement relating to the Proposed Business Combination may be terminated in accordance with its terms and the Proposed Business Combination may not be completed.

Even if the Business Combination Agreement is approved by our shareholders, specified conditions must be satisfied or waived before the parties to the Business Combination Agreement are obligated to complete the Proposed Business Combination. We do not control the satisfaction of all such conditions. We, and the other parties to the Business Combination Agreement, may not satisfy all of the closing conditions listed thereto. If the closing conditions are not satisfied or waived, the Proposed Business Combination will not occur, or will be delayed pending later satisfaction or waiver, and such delay may cause us to lose some or all of the intended benefits of the Proposed Business Combination.

During the pendency of the Proposed Business Combination, we will not be able to solicit, initiate or take any action to facilitate or encourage any inquiries into the making, submission or announcement of, or enter into a business combination with another party because of restrictions in the Business Combination Agreement. Furthermore, certain provisions of the Business Combination Agreement will discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Business Combination Agreement.

Covenants in the Business Combination Agreement impede our ability to make or consider other acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the Proposed Business Combination. As a result, we may be at a disadvantage to its competitors during that period. While the Proposed Business Combination Agreement is in effect, we may not solicit, assist, initiate, engage or facilitate the making, submission or announcement of or encourage any alternative acquisition proposal, such as a merger, material sale of assets or equity interests or other business combination, with any third party, even though any such alternative acquisition could be more favorable to our shareholders than the Proposed Business Combination. If the Proposed Business Combination is not completed, these provisions will make it more difficult to complete an alternative business combination following the termination of the Business Combination Agreement due to the passage of time during which these provisions have remained in effect.

The exercise of our board of directors’ and executive officers’ discretion in agreeing to changes or waivers in the terms of the Proposed Business Combination may result in a conflict of interest when determining whether such changes to the terms of the Proposed Business Combination or waivers of conditions are appropriate and in our shareholders’ best interests.

In the period leading up to the closing of the Proposed Business Combination, events may occur that, pursuant to the Business Combination Agreement, would require us to consider agreeing to amend the Business Combination Agreement, to consent to certain actions taken by Presidio or to waive rights to which we are entitled under the Business Combination Agreement. Such events could arise because of changes in the course of Presidio’s business, a request by Presidio to undertake actions that would otherwise be prohibited by the terms of the Business Combination Agreement or the occurrence of other events that would have a material adverse effect on Presidio’s business and would entitle us to terminate the Business Combination Agreement. In any such circumstances, it would be at our discretion, acting through our board of directors, to consent to such actions or waive those rights. The existence of financial and personal interests of one or more members of our board of directors may result in a conflict of interest on the part of such director(s) between what such director may believe is best for us and our shareholders and what such director may believe is best for themselves in determining whether or not to take the requested action. As of the date of this Quarterly Report, we do not believe there will be any changes or waivers that members of our board of directors and executive officers would be likely to make after shareholder approval of the Proposed Business Combination has been obtained.

Our executive officers and directors and their affiliates may enter into agreements concerning our securities prior to the shareholder meeting in connection with the Proposed Business Combination, which may have the effect of increasing the likelihood of completion of the Proposed Business Combination or decreasing the value of our securities.

At any time prior to the shareholder meeting in connection with the Proposed Business Combination, during a period when they are not then aware of any material non-public information regarding us or our securities, our executive officers and directors and their affiliates may enter into a written plan to purchase our securities pursuant to Rule 10b5-1 of the Exchange Act, and may engage in other public market purchases, as well as private purchases, of securities. Further, at any time prior to the shareholder meeting in connection with the Proposed Business Combination, during a period when they are not then aware of any material non-public information regarding us or our securities, our executive officers and directors and their respective affiliates may: (i) purchase shares from institutional and other holders who vote, or indicate an intention to vote, against the Proposed Business Combination or the other shareholder proposals to be described in our proxy statement/prospectus (the “Shareholder Proposals”), or who elect to redeem, or indicate an intention to redeem, public shares; (ii) execute agreements to purchase such shares from such holders in the future; and (iii) enter into transactions with such holders to provide such holders with incentives to acquire public shares, vote their public shares in favor of the Proposed Business Combination or the other Shareholder Proposals or not redeem their public shares. Such an agreement may include a contractual acknowledgement that such shareholder, although still the record holder of Class A ordinary shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our executive officers and directors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their public shares. While the exact nature of any such incentives has not been determined, they might include, without limitation, arrangements to protect such investors or holders against potential loss in value of their public shares, including the granting of put options and the transfer of shares or Private Placement Warrants owned by the Sponsor for nominal value to such investors or holders. The purpose of such share purchases and other transactions by our executive officers and directors and their respective affiliates would be to increase the likelihood of satisfaction of the requirements that the holders of the requisite number of Class A ordinary shares present and voting at the shareholder meeting in connection with the Proposed Business Combination vote in favor of the Proposed Business Combination and the other Shareholder Proposals when it appears that such requirement would otherwise not be met. Any such arrangements may have a depressive effect on the price of the Class A ordinary shares. For example, as a result of these arrangements, an investor may have the ability to effectively purchase shares at a price lower than market price and may therefore be more likely to sell the shares it owns, either prior to or immediately after the shareholder meeting in connection with the Proposed Business Combination. As of the date of this Quarterly Report, our directors and officers and their affiliates have not entered into any such agreements. We will file a Current Report on Form 8-K to disclose arrangements entered into or significant purchases made by any of the aforementioned persons that would affect the vote on the Proposed Business Combination or the redemption threshold. Any such report will include descriptions of any arrangements entered into or significant purchases by any of the aforementioned persons.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On May 22, 2024, the Company issued 40,000 Class A ordinary shares to each of its non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the Company. These issuances were made pursuant to the exemption from registration contained in section 4(a)(2) of the Securities Act. At June 30, 2025, there are 3,822,500 Class A ordinary shares issued and outstanding.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement dated August 5, 2025, by and among EQV Ventures Acquisition Corp., Prometheus PubCo Inc., Prometheus PubCo Merger Sub Inc., Prometheus Holdings LLC, Prometheus Merger Sub LLC and Presidio Investment Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 11, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 8, 2024).
10.1	Sponsor Letter Agreement dated August 5, 2025, by and among EQV Ventures Acquisition Corp., EQV Ventures Sponsor LLC, Prometheus Holdings LLC, Presidio Investment Holdings LLC and certain individuals set forth therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 11, 2025).
10.2+	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 11, 2025).
10.3†	Securities Purchase Agreement dated August 5, 2025, by and among EQV Ventures Acquisition Corp., Prometheus PubCo Inc. and Presidio Investment Holdings LLC and the purchasers set forth therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 11, 2025).
10.4	Form of Securities Contribution and Transfer Agreement, by and among EQV Ventures Acquisition Corp., EQV Ventures Sponsor LLC and the certain individuals set forth therein (PIPE Investors) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 11, 2025).
10.5	Form of Securities Contribution and Transfer Agreement, by and among EQV Ventures Acquisition Corp., EQV Ventures Sponsor LLC and the certain individuals set forth therein (Rollover Members) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 11, 2025).
10.6+	Agreement and Plan of Merger, dated August 5, 2025, by and among EQV Ventures Acquisition Corp., Prometheus PubCo Inc., EQVR Merger Sub LLC, EQV Resources Intermediate LLC, EQV Resources LLC and Presidio Investment Holdings LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 11, 2025).
10.7	Form of Rollover Agreement (Rollover Members) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 11, 2025).
10.8	Form of Rollover Agreement (Rollover Investors) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 11, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

+	Certain schedules and similar attachments have been omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon its request.
†	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQV VENTURES ACQUISITION CORP.

Date: August 13, 2025	By:	/s/ Jerome Silvey
	Name:	Jerome Silvey
	Title:	Chief Executive Officer
(principal executive officer)

Date: August 13, 2025	By:	/s/ Tyson Taylor
	Name:	Tyson Taylor
	Title:	President, Chief Financial Officer
(principal financial and accounting officer)