Form 10-Q
period 2025-09-30
EQV Ventures Acquisition Corp.
filed 2025-11-14
CIK 2021042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42207

EQV Ventures Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1786998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1090 Center Drive, Park City, Utah	84098
(Address of principal executive offices)	(Zip Code)

(405) 870-3781

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value per share, and one-third of one redeemable warrant	FTW U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	FTW	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	FTW WS	New York Stock Exchange

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

As of November 14, 2025, there were 35,822,500 Class A ordinary shares, $0.0001 par value and 8,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

EQV VENTURES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025, for the Three Months Ended September 30, 2024, and for the Period from April 15, 2024 (Inception) through September 30, 2024 (Unaudited)	2
Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2025, for the Three Months Ended September 30, 2024, and for the Period from April 15, 2024 (Inception) through September 30, 2024 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from April 15, 2024 (Inception) through September 30, 2024 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28
Signatures	29

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EQV VENTURES ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$40,655	$973,483
Short term prepaid insurance	97,903	117,484
Prepaid expenses	27,079	42,771
Total current assets	165,637	1,133,738
Investments held in the trust account	367,011,398	356,361,121
Long term prepaid insurance	—	68,532
Total Assets	$367,177,035	$357,563,391

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accrued offering costs	$—	$60,000
Accrued expenses	7,175,838	223,512
Cash underwriting fee payable	52,083	468,750
Subscription agreement liability	191,000	—
Total current liabilities	7,418,921	752,262
Deferred legal fees	746,370	746,370
Deferred underwriting fee	12,250,000	12,250,000
Total Liabilities	20,415,291	13,748,632

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 35,000,000 shares at a redemption value of approximately $10.48 and $10.18 per share at September 30, 2025 (Unaudited) and December 31, 2024, respectively	366,880,445	356,222,955

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 822,500 shares issued and outstanding (excluding 35,000,000 shares subject to possible redemption) at September 30, 2025 and December 31, 2024	82	82
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 8,750,000 shares issued and outstanding at September 30, 2025 and December 31, 2024	875	875
Additional paid-in capital	—	—
Accumulated deficit	(20,119,658)	(12,409,153)
Total Shareholders’ Deficit	(20,118,701)	(12,408,196)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$367,177,035	$357,563,391

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EQV VENTURES ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period from April 15, 2024 (inception) through September 30, 2024
General and administrative costs	$6,877,248	$332,208	$8,721,622	$379,124
Loss from operations	(6,877,248)	(332,208)	(8,721,622)	(379,124)

Other Income (Expense)
Change in fair value of over-allotment liability	—	598,539	—	598,539
Subscription agreement expense	(191,000)	—	(191,000)	—
Interest income from bank account	2,122	—	17,952	—
Interest earned on investments held in the trust account	4,029,558	2,695,023	11,841,655	2,695,023
Total other income (expense)	3,840,680	3,293,562	11,668,607	3,293,562

Net Income (Loss)	$(3,036,568)	$2,961,354	$2,946,985	$2,914,438

Basic and diluted weighted average shares outstanding, Class A redeemable shares	35,822,500	20,930,467	35,822,500	11,375,432
Basic and diluted net income (loss) per share	$(0.07)	$0.10	$0.07	$0.14
Basic and diluted weighted average shares outstanding, Class A and B non-redeemable shares	8,750,000	8,750,000	8,750,000	8,750,000
Basic and diluted net income (loss) per share	$(0.07)	$0.10	$0.07	$0.14

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EQV VENTURES ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	822,500	$82	8,750,000	$875	$—	$(12,409,153)	$(12,408,196)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,483,209)	(3,483,209)

Net income	—	—	—	—	—	3,258,178	3,258,178

Balance – March 31, 2025 (unaudited)	822,500	$82	8,750,000	$875	$—	$(12,634,184)	$(12,633,227)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,547,678)	(3,547,678)

Net income	—	—	—	—	—	2,725,375	2,725,375

Balance – June 30, 2025 (unaudited)	822,500	$82	8,750,000	$875	$—	$(13,456,487)	$(13,455,530)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,626,603)	(3,626,603)

Net loss	—	—	—	—	—	(3,036,568)	(3,036,568)

Balance – September 30, 2025 (unaudited)	822,500	$82	8,750,000	$875	$—	$(20,119,658)	$(20,118,701)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND

FOR THE PERIOD FROM APRIL 15, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — April 15, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (defined in Note 1)	—	—	10,062,500	1,006	23,994	—	25,000

Issuance of Class A ordinary shares to non-executive director nominees	160,000	16	—	—	382	—	398

Net loss	—	—	—	—	—	(46,916)	(46,916)

Balance – June 30, 2024 (unaudited)	160,000	$16	10,062,500	$1,006	$24,376	$(46,916)	$(21,518)

Sale of 662,500 Private Placement Units	662,500	66	—	—	6,624,934	—	6,625,000

Fair value of Public Warrants (defined in Note 3) at issuance	—	—	—	—	2,100,000	—	2,100,000

Forfeiture of founder shares	—	—	(1,312,500)	(131)	131	—	—

Allocated value of transaction costs to Class A shares	—	—	—	—	(176,588)	—	(176,588)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,572,853)	(15,468,143)	(24,040,996)

Net income	—	—	—	—	—	2,961,354	2,961,354

Balance – September 30, 2024 (unaudited)	822,500	$82	8,750,000	$875	$—	$(12,553,705)	$(12,552,748)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EQV VENTURES ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from April 15, 2024 (Inception) through September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$2,946,985	$2,914,438
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating costs paid by Sponsor in exchange for issuance of founder shares	—	25,000
Interest earned on investments held in the trust account	(11,841,655)	(2,695,023)
Change in fair value of over-allotment liability	—	(598,539)
Subscription agreement expense	191,000	—
Changes in operating assets and liabilities:
Prepaid expenses	15,692	(55,379)
Short term prepaid insurance	19,581	(117,484)
Long term prepaid insurance	68,532	(97,903)
Accrued expenses	6,952,326	220,434
Net cash used in operating activities	(1,647,539)	(404,456)

Cash Flows from Investing Activities:
Investment of cash into the trust account	—	(350,000,000)
Cash withdrawn from the trust account for working capital purposes	1,191,378	119,213
Net cash provided by (used in) investing activities	1,191,378	(349,880,787)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	345,322,917
Proceeds from sale of Private Placement Units	—	6,625,000
Issuance of Class A shares to non-executive director nominees	—	398
Proceeds from promissory note - related party	—	269,840
Repayment of promissory note - related party	—	(269,840)
Cash underwriting fees payable	(416,667)
Payment of offering costs	(60,000)	(787,153)
Net cash (used in) provided by financing activities	(476,667)	351,161,162

Net change in cash and cash equivalents	(932,828)	875,919
Cash and cash equivalents – Beginning of period	973,483	—
Cash and cash equivalents – End of period	$40,655	$875,919

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$—	$60,000
Deferred underwriting fees payable	$—	$12,250,000
Forfeiture of founder shares	$—	$131
Write off of over-allotment liability	$—	$598,539
Deferred legal fee payable	$—	$99

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from April 15, 2024 (inception) through September 30, 2025 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s sponsor is EQV Ventures Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

Simultaneously with the consummation of the Initial Public Offering, the Company consummated (i) the private placement of 400,000 units, each consisting of one Class A ordinary share and one-third of one redeemable warrant (the “Sponsor Private Placement Units”) to the Sponsor at a price of $10.00 per Sponsor Private Placement Unit, generating gross proceeds of $4,000,000, and (ii) the private placement of 262,500 units, each consisting of one Class A ordinary share and one-third of one redeemable warrant (the “Underwriter Private Placement Units,” and together with the Sponsor Private Placement Units, the “Private Placement Units”), at a price of $10.00 per Underwriter Private Placement Unit in a private placement to BTIG, LLC (“BTIG”), generating gross proceeds of $2,625,000. The Private Placement Units are discussed in Notes 3 and 4.

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

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The Company will proceed with a business combination only if the Company obtains the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of ordinary shares who attend and vote at a shareholder meeting. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a business combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a business combination, the Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed (i) to vote their founder shares (as defined in Note 4) and any public shares acquired in or after the Initial Public Offering in favor of a business combination, and (ii) not to convert any shares owned by them in connection therewith. Additionally, each public shareholder may elect to convert their public shares irrespective of whether they vote for or against the proposed transaction or abstain from voting on the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a business combination and it does not conduct conversion pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from converting its shares with respect to more than an aggregate of 15% or more of the public shares or 5,250,000 without the prior consent of the Company.

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

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

On August 5, 2025, the Company entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”), by and among the Company, Presidio PubCo Inc. (f/k/a Prometheus PubCo Inc.), a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Presidio Production”), Prometheus PubCo Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Presidio Production (“EQV Merger Sub”), Prometheus Holdings LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of the Company (“EQV Holdings”), Prometheus Merger Sub LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of EQV Holdings (“Presidio Merger Sub”) and Presidio Investment Holdings LLC, a Delaware limited liability company (“PIH”).

Pursuant to the Business Combination Agreement, upon the consummation of the proposed business combination (the “Business Combination”), the combined entity will be renamed Presidio Production Company and is expected to be listed on the New York Stock Exchange (“NYSE”) under the trading symbol “FTW.” In connection with the proposed Business Combination, the Company entered into subscription agreements with certain investors to purchase an aggregate of 8,750,000 shares of Class A common stock of Presidio Production at a price of $10.00 per share (the “PIPE Financing”), for total gross proceeds of $87.5 million, to be funded concurrently with the closing of the Business Combination. The consummation of the Business Combination is subject to customary closing conditions, including the approval of the Company’s shareholders and the effectiveness of the registration statement on Form S-4 originally filed with the SEC by Presidio Production on September 5, 2025 (as amended, the “Registration Statement”).

On October 22, 2025, the Company announced that it would change its NYSE trading symbols from “EQV,” “EQV U,” and “EQV WS” to “FTW,” “FTW U,” and “FTW WS,” respectively. The change became effective on November 3, 2025. Upon the closing of the Business Combination, Presidio Production’s common stock and public warrants are expected to trade on the NYSE under the trading symbols “FTW” and “FTW WS,” respectively. Following the completion of the proposed Business Combination, Presidio Production will be a U.S.-domiciled C-Corporation focused on the operation of mature oil and gas wells across the Mid-Continent, with a dividend-yield-driven business model based on low-decline production assets.

Liquidity and Going Concern

As of September 30, 2025, the Company had $40,655 in its operating bank account and working capital deficit of $7,253,284.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern”, as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a business combination. If a business combination is not consummated by the end of the business combination period, which currently expires on August 8, 2026, there will be mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements –Going Concern,” management has determined that the Company’s liquidity condition, mandatory liquidation date, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the business combination period. The Company intends to complete the initial Business Combination before the end of the business combination period. However, there can be no assurance that the Company will be able to consummate any business combination by the end of the business combination period.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

On September 27, 2024, the Company issued a press release, announcing that the holders of the Company’s units may elect to separately trade the Class A ordinary shares and warrants included in the units commencing on September 27, 2024. On November 3, 2025, the Company changed the trading symbols for its securities. As a result, those units not separated will continue to trade on the NYSE under the symbol “FTW U,” and each of the Class A ordinary shares and warrants that are separated will trade on NYSE under the symbols “FTW” and “FTW WS,” respectively. Holders of units will need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, to separate the units into Class A ordinary shares and warrants.

As of September 30, 2025, the Company had operating cash of $40,655 and a working capital deficit of $7,253,284. The Company intends to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on March 31, 2025. The interim results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Principles of Consolidation

Presidio Production was incorporated in Delaware on July 30, 2025, and was formed for the purpose of merging with the Company prior to the transactions contemplated in the Business Combination Agreement to facilitate the consummation of the proposed Business Combination. The Company has one wholly-owned subsidiary, EQV Merger Sub, which was incorporated in Delaware.

The accompanying condensed consolidated financial statements include the accounts of the Company and Presidio Production. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $0 and $761,124 in cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Cash Held in the Trust Account

At September 30, 2025 and December 31, 2024, the assets held in the trust account, amounting to approximately $367.0 million and $356.4 million, respectively, were held in cash in an interest-bearing deposit account at a bank until the earlier of the consummation of the Company’s initial business combination and liquidation. As of September 30, 2025, approximately $136,000 of the trust account balance can be withdrawn for working capital expenses.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed consolidated balance sheets date. The underwriter’s over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480. The over-allotment option has expired.

The subscription agreement liability meets the criteria for derivative liability classification. As such, the subscription agreement liability is recorded at its initial fair value on the date of issuance, and each unaudited condensed consolidated balance sheet date thereafter. Changes in the estimated fair value of the derivative liability is recognized as a non-cash gain or loss on the condensed consolidated statements of operations. The fair value of the subscription agreement liability is discussed in Note 7.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of both September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at both September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets. At September 30, 2025 and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$350,000,000
Less:
Proceeds allocated to public warrants	(2,100,000)
Proceeds allocated to the over-allotment option	(598,539)
Class A ordinary shares issuance costs	(18,916,935)
Plus:
Accretion of carrying value to redemption value	27,838,429
Class A ordinary shares subject to possible redemption, December 31, 2024	$356,222,955
Plus:
Accretion of carrying value to redemption value	3,483,209
Class A ordinary shares subject to possible redemption, March 31, 2025	$359,706,164
Plus:
Accretion of carrying value to redemption value	3,547,678
Class A ordinary shares subject to possible redemption, June 30, 2025	$363,253,842
Plus:
Accretion of carrying value to redemption value	3,626,603
Class A ordinary shares subject to possible redemption, September 30, 2025	$366,880,445

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, (i) Class A ordinary shares and (ii) Class B ordinary shares, par value of $0.0001 per share (the “Class B ordinary shares,” and together with the Class A ordinary shares, the “ordinary shares”). Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,312,500 ordinary shares that were forfeited as the over-allotment option was not exercised in full by the underwriter. The over-allotment option has expired. At September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$(2,440,461)	$(596,107)	$2,368,464	$578,521
Denominator:
Basic and diluted weighted average shares outstanding	35,822,500	8,750,000	35,822,500	8,750,000
Basic and diluted net income (loss) per ordinary share	$(0.07)	$(0.07)	$0.07	$0.07

	For the Three Months Ended September 30,		For the Period from April 15, 2024 (Inception) through September 30,
	2024		2024
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$2,088,327	$873,027	$1,647,318	$1,267,120
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,930,467	8,750,000	11,375,432	8,750,000
Basic and diluted net income per ordinary share	$0.10	$0.10	$0.14	$0.14

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

Public Units

Pursuant to the Initial Public Offering on August 8, 2024, the Company sold 35,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (each, a “public warrant,” and collectively, the “public warrants”). Each whole public warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Warrants

As of September 30, 2025 and December 31, 2024, there were 11,666,666 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the public warrants. The public warrants will become exercisable 30 days after the completion of a business combination. The public warrants will expire five years after the completion of a business combination or earlier upon redemption or liquidation.

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

As of September 30, 2025 and December 31, 2024, there were 220,833 Private Placement Warrants outstanding. The Private Placement Warrants contained in the Private Placement Units (see Note 4) are identical to the public warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units and the underlying securities would be identical to the Private Placement Units and the underlying securities of such Private Placement Units, except as described herein. At both September 30, 2025 and December 31, 2024, no Working Capital Loans were outstanding.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Administrative Service Fee

Commencing on August 6, 2024, the Company agreed to pay an affiliate of the Sponsor a monthly fee of $30,000 for office space, utilities, secretarial support and administrative support. This arrangement will terminate upon completion of a business combination or the distribution of the trust account to the public shareholders. During the three months ended September 30, 2025 and 2024, the Company incurred and paid $90,000 and $60,000, respectively, for these services. During the nine months ended September 30, 2025 and for the period from April 15, 2024 (inception) through September 30, 2024, the Company incurred and paid $270,000 and $60,000, respectively, for these services.

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

The underwriter is entitled to the Base Fee of $0.15 per Unit sold in the Initial Public Offering, or $5,250,000 in the aggregate. Of such $0.15 per unit payable as the Base Fee, $0.132 per Unit, or $4,625,000 in the aggregate, was paid at the closing of the Initial Public Offering (with $2,000,000 paid in cash and $2,625,000 used to purchase the Underwriter Private Placement Units), and $0.018 per unit, or $625,000 in the aggregate, is payable to the underwriter in cash in twelve equal monthly installments of approximately $52,000 each beginning on the first month anniversary of the closing of the Initial Public Offering. This $625,000 obligation is recorded as a cash underwriting fee payable in the accompanying condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the outstanding cash underwriting fee payable totaled $52,083 and $468,750, respectively. An over-allotment fee, if any, is payable in cash upon each closing of the underwriter’s over-allotment option. The over-allotment option has expired.

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $12,250,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. The deferred fee will be payable to the underwriter upon the closing of a business combination in three portions, as follows: (i) $0.075 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, (ii) up to $0.175 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, based on the funds remaining in the trust account after giving effect to public shares that are redeemed in connection with a business combination and (iii) $0.10 per Unit sold in the base offering, plus $0.175 per Unit sold pursuant to the underwriter’s over-allotment option, shall be paid to the underwriter in cash (such aggregate amount, the “Allocable Amount”), provided that, after completion of the Initial Public Offering and the underwriter’s receipt of 100% of the Base Fee and an over-allotment fee (if any), the Company has the right, in its sole discretion, not to pay all or any portion of the Allocable Amount to the underwriter and to use the Allocable Amount for expenses in connection with a business combination. The over-allotment option has expired.

Deferred Legal Fees

As of both September 30, 2025 and December 31, 2024, the Company had total deferred legal fees of $746,370, all of which were related to the Initial Public Offering to be paid to the Company’s legal advisors upon consummation of the business combination. As the settlement or liquidation of amounts of deferred legal fees are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current liability in the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Business Combination Agreement

On August 5, 2025, the Company entered into the Business Combination Agreement . Pursuant to the Business Combination Agreement, upon the consummation of the proposed Business Combination, the combined entity will be renamed Presidio Production Company and is expected to be listed on the NYSE under the trading symbol “FTW.”

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, in connection with the proposed Business Combination, the Company, Sponsor, Presidio Production, EQV Holdings, PIH and certain members of the Company’s board of directors and/or management (the “Insiders”) entered into a letter agreement (the “Sponsor Letter Agreement”), pursuant to which (a) each of Sponsor and the Insiders agreed to vote in favor of the Business Combination Agreement and the proposed Business Combination, (b) each of Sponsor and the Insiders agreed to be bound by certain restrictions on transfer with respect to its equity interests in the Company prior to the closing of the proposed Business Combination, (c) each of Sponsor and the Insiders agreed to be bound by certain lock-up provisions during the lock-up periods described therein with respect to its equity interests in the Company, (d) Sponsor agreed to subject certain of its founder shares to vesting (or forfeiture) on the basis of achieving certain trading price thresholds during the first five years following the closing of the proposed Business Combination pursuant to an earnout program, (e) Sponsor agreed to subject certain of its founder shares to time-vesting during the first three years following the closing of the proposed Business Combination pursuant to a dividend reinvestment program, which will fall away on the basis of achieving certain trading price thresholds during the first three years following the closing of the proposed Business Combination and (f) Sponsor and the Insiders agreed to waive any adjustment to the conversion ratio set forth in the respective governing documents of any of the Company, Presidio Production, EQV Merger Sub, EQV Holdings, and Presidio Merger Sub or any other anti-dilution or similar protection with respect to any equity interests in the Company.

Subscription Agreement Liability

Concurrently with the execution of the Business Combination Agreement, in connection with financing efforts related to the proposed Business Combination, the Company and Presidio Production entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”) (and may enter into, before the closing of the proposed Business Combination, additional agreements with additional PIPE Investors on the same forms, as applicable) pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and the Company and Presidio Production have agreed to issue and sell to the PIPE Investors an aggregate of 8,750,000 shares of Class A common stock, par value $0.0001 per share, of Presidio Production (“Presidio Class A Common Stock”) following the Company’s domestication for a purchase price of $10.00 per share, on the terms and subject to the conditions set forth therein, for total gross proceeds of approximately $87.5 million, to be funded concurrently with the closing of the Business Combination.

The Subscription Agreements are contingent upon the consummation of the Business Combination and the Company’s domestication to the State of Delaware. If the closing of the Business Combination does not occur within ten (10) business days following the specified closing date, the subscription funds are required to be refunded to the PIPE Investors.

In accordance with ASC 815-40, the Company evaluated the Subscription Agreements and determined that they represent freestanding financial instruments that are not indexed to the Company’s own stock under the “fixed-for-fixed” criterion. Accordingly, the Subscription Agreements do not meet the requirements for equity classification and are recorded as financial liabilities on the accompanying condensed consolidated balance sheets.

At initial recognition, the Subscription Agreement liability was measured at its fair value in accordance with ASC 820 – Fair Value Measurement, with changes in fair value recognized in earnings each reporting period until settlement. The fair value of the Subscription Agreement liability was determined using an income approach, specifically the discounted cash flow (DCF) method, applied both with and without closing conditions.

As of September 30, 2025, the liability is classified as a current liability, as the underlying Business Combination and funding are expected to occur within twelve months. The fair value of the Subscription Agreement liability as of September 30, 2025 was $191,000.

Preferred Investment

Concurrently and in connection with the execution of the Business Combination Agreement, the Company, Presidio Production and PIH entered into a Series A Preferred Securities Purchase Agreement with certain investors (the “Preferred Investors”), pursuant to which and subject to the satisfaction of the closing conditions contained therein, immediately prior to or substantially concurrently with the closing of the proposed Business Combination, the Preferred Investors will purchase in a private placement from Presidio Production an aggregate of 125,000 Series A Perpetual Preferred Shares with a stated value of $1,000 per preferred share (the “Series A Perpetual Preferred Shares”) and warrants to purchase 937,500 shares of Presidio Class A Common Stock for a cash purchase price of $123,750,000. The Series A Perpetual Preferred Shares will have the rights, preferences, and privileges set forth in Presidio Production’s Certificate of Designation of Preferences, Rights and Limitations of Series A Perpetual Preferred Stock.

Sponsor Share Transfer and Contribution Agreements

Concurrently with the execution of the Business Combination Agreement, in connection with the proposed Business Combination and the PIPE Financing, the Company, Presidio Production, Sponsor, certain Rollover Members (as defined below) and certain PIPE Investors party thereto entered into Securities Contribution and Transfer Agreements (the “Sponsor Share Transfer and Contribution Agreements”) in order to reflect the intended ownership interests of the shareholders of Presidio Production following the proposed Business Combination. Pursuant to and subject to the terms and conditions of the Sponsor Share Transfer and Contribution Agreements, Sponsor agreed to contribute 565,217 shares of its founder shares as a contribution to capital at closing of the proposed Business Combination and, in exchange, Presidio Production agreed to issue 565,217 shares of Presidio Class A Common Stock to the Rollover Members party thereto.

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Agreement and Plan of Merger

In connection with the proposed Business Combination, the Company and PIH negotiated the acquisition of all of the issued and outstanding equity interests of EQV Resources LLC, a Delaware limited liability company (“EQV Resources”) via merger (the “EQV Resources Acquisition”) and, concurrently with the execution of the Business Combination Agreement, the Company, Presidio Production, EQVR Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Presidio Production, EQV Resources Intermediate LLC, a Delaware limited liability company, EQV Resources and PIH entered into an agreement and plan of merger (the “EQV Resources Merger Agreement”), pursuant to which the Company and Presidio Production will effect the EQV Resources Acquisition on the terms and subject to the conditions set forth in the EQV Resources Merger Agreement and in accordance with applicable law.

Rollover Agreement

Concurrently with the execution of the Business Combination Agreement, and in connection with the proposed Business Combination, the Company, EQV Holdings, PIH, certain existing investors (the “Rollover Investors”) and certain unitholders of PIH (“PIH Unitholders”) entered into certain rollover agreements (each, a “Rollover Agreement”, and collectively, the “Rollover Agreements”, and, such Rollover Investors and PIH Unitholders together, the “Rollover Members”), pursuant to which the Units held by such Rollover Members will, in accordance with the terms of the Business Combination Agreement and the Rollover Agreements, convert into the right to receive a number of units of EQV Holdings and a number of Class B units of Presidio Production at par value.

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At both September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At both September 30, 2025 and December 31, 2024, there were 822,500 Class A ordinary shares issued and outstanding, excluding 35,000,000 Class A ordinary shares subject to possible redemption.

On May 22, 2024, the Company issued 40,000 Class A ordinary shares to each of its non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the Company. These issuances were made pursuant to the exemption from registration contained in section 4(a)(2) of the Securities Act. The issuance of the Class A ordinary shares to the Company’s director nominees is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company estimated the fair value of the issued Class A ordinary shares to the Company’s director nominees to be approximately $396 based upon the price of the founder shares received by the Sponsor. These Class A ordinary shares were granted subject to a performance condition (i.e., the occurrence of a business combination). Compensation expense related these Class A ordinary shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2025 and December 31, 2024, the Company determined that a business combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a business combination is considered probable (i.e., upon consummation of a business combination).

Class B Ordinary Shares

The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. At both September 30, 2025 and December 31, 2024, there were 8,750,000 Class B ordinary shares issued and outstanding. 1,312,500 shares were forfeited as the underwriter’s over-allotment option was not exercised in full. The over-allotment option has expired since the close of the Initial Public Offering.

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

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The over-allotment option was initially accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the unaudited condensed consolidated balance sheets. The over-allotment liability is measured at fair value at inception and on a recurring basis. The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 5,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The over-allotment option has expired.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2025:

	Level	Fair Value
September 30, 2025
Subscription Agreement liability	3	$191,000

The Subscription Agreement liability was accounted for as a liability in accordance with ASC 815-40 and is presented within current liabilities on the condensed consolidated balance sheet as of September 30, 2025. The Subscription Agreement liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented as Subscription Agreement expense in the unaudited condensed consolidated statements of operations.

The fair value of the Subscription Agreement liability was determined using an income approach, specifically the discounted cash flow (DCF) method, applied both with and without closing conditions. The market data sources are S&P Capital IQ yield curves and FRED – ICE BofA Corporate Index effective yields and spreads. Because the valuation relies on unobservable inputs (credit-spread assumptions and internal estimates), the Subscription Agreement liability should be classified as a Level 3 fair-value measurement under ASC 820.

Key inputs and assumptions that have been used for the Subscription Agreement liability evaluation:

September 30, 2025
Commitment date	December 29, 2025
Closing date	January 2, 2026
Investment amount	$87,500,000
Risk-free rate	4.02% – 4.27%
Credit-spread / discount-rate assumptions	BBB (4.44%) - CCC (11.78%)
Discount period	0.29 years

EQV VENTURES ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Subscription Agreement Liability
Fair value as of August 4, 2025	$-
Subscription Agreement expense	191,000
Fair value as of September 30, 2025	$191,000

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed consolidated statements of operations as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	September 30,	December 31,
	2025	2024
Investments held in the trust account	$367,011,398	$356,361,121
Cash and cash equivalents	$40,655	$973,483

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period from April 15, 2024 (Inception) through September 30, 2024
General and administrative costs	$6,877,248	$332,208	$8,721,622	$379,124
Interest earned on investments held in the trust account	$4,029,558	$2,695,023	$11,841,655	$2,695,023

The CODM reviews interest earned on the trust account to measure and monitor shareholder value and determine the most effective strategy of investment with the trust account funds while maintaining compliance with the trust agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the unaudited condensed consolidated statements of operations and described within their respective disclosures.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as mentioned below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On October 7, 2025 and November 6, 2025, approximately $131,000 and $132,000, respectively, were withdrawn from the trust account for working capital expenses.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Company’s possible business combinations, including the proposed Business Combination and the financing thereof, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the business combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and previous Quarterly Reports on Form 10-Q filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

We expect to continue to incur significant costs in the execution of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Recent Developments

On August 5, 2025, we entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”) with Presidio PubCo Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (f/k/a Prometheus PubCo Inc.) (“Presidio Production”), Prometheus PubCo Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Presidio Production (“EQV Merger Sub”), Prometheus Holdings LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of the Company (“EQV Holdings”), Prometheus Merger Sub LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of EQV Holdings (“Presidio Merger Sub”) and Presidio Investment Holdings LLC, a Delaware limited liability company (“PIH”). The transactions contemplated by the Business Combination Agreement are referred to as the “Business Combination.”

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

In connection with the Business Combination Agreement, among other things:

(i) the Company will change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware, upon which (a) each then issued and outstanding Class A ordinary share of the Company, par value $0.0001, will convert automatically, on a one-for-one basis, to a share of Class A common stock, par value $0.0001 per share, of the Company (“EQV Class A Common Stock”) and (b) each issued and outstanding warrant to purchase one Class A ordinary share in the capital of the Company at a price of $11.50 per share will convert automatically, on a one-for-one basis, into a whole warrant exercisable for one share of EQV Class A Common Stock (the “Domestication”); and

(ii) Following the Domestication, EQV Merger Sub will merge with and into the Company, with the Company as the surviving company in the merger and with Company’s shareholders receiving one share of Class A common stock, par value $0.0001 per share, of Presidio Production (“Presidio Class A Common Stock”) for each share of EQV Class A Common Stock held by such shareholder, in accordance with the terms of the Business Combination Agreement, and upon which Presidio Production will change its name to “Presidio Production Company” and Presidio Production will receive a managing member interest in EQV Holdings. After giving effect to such merger, the Company will survive as a wholly owned subsidiary of Presidio Production, following which, Presidio Merger Sub will merge with and into PIH, with PIH as the surviving company in the merger, all on the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable law.

For further details on the proposed Business Combination, refer to the Current Reports on Form 8-K filed by the Company with the SEC on August 5, 2025, and August 11, 2025.

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, in connection with the proposed Business Combination, we entered into a letter agreement (the “Sponsor Letter Agreement”) with Sponsor, Presidio Production, EQV Holdings, PIH and certain members of our board of directors and/or management (the “Insiders”), pursuant to which (a) each of Sponsor and the Insiders agreed to vote in favor of the Business Combination Agreement and the proposed Business Combination, (b) each of Sponsor and the Insiders agreed to be bound by certain restrictions on transfer with respect to its equity interests in the Company prior to the closing of the proposed Business Combination, (c) each of Sponsor and the Insiders agreed to be bound by certain lock-up provisions during the lock-up periods described therein with respect to its equity interests in the Company, (d) Sponsor agreed to subject certain of its founder shares to vesting (or forfeiture) on the basis of achieving certain trading price thresholds during the first five years following the closing of the proposed Business Combination pursuant to an earnout program, (e) Sponsor agreed to subject certain of its founder Shares to time vesting during the first three years following the closing of the proposed Business Combination pursuant to a dividend reinvestment program, which will fall away on the basis of achieving certain trading price thresholds during the first three years following the closing of the proposed Business Combination and (f) Sponsor and the Insiders agreed to waive any adjustment to the conversion ratio set forth in the respective governing documents of any of the Company, Presidio Production, EQV Merger Sub, EQV Holdings, and Presidio Merger Sub or any other anti-dilution or similar protection with respect to any equity interests in the Company.

Subscription Agreements

Concurrently with the execution of the Business Combination Agreement, in connection with financing efforts related to the proposed Business Combination, we entered into subscription agreements with Presidio Production and certain investors (the “PIPE Investors”) (and may enter into, during before the closing of the proposed Business Combination, additional agreements with additional PIPE Investors on the same forms, as applicable), pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and we and Presidio Production have agreed to issue and sell to the PIPE Investors, an aggregate of 8,750,000 shares of Presidio Class A Common Stock following the Domestication for an aggregate purchase price of $10.00 per share, on the terms and subject to the conditions set forth therein (the “PIPE Financing”).

Preferred Investment

Concurrently with the execution of the Business Combination Agreement, in connection with the proposed Business Combination, we entered into a Series A Preferred Securities Purchase Agreement with Presidio Production, PIH and certain investors (the “Preferred Investors”), pursuant to which and subject to the satisfaction of the closing conditions contained therein, immediately prior to or substantially concurrently with the closing of the proposed Business Combination, the Preferred Investors will purchase in a private placement from Presidio Production an aggregate of 125,000 Series A Perpetual Preferred Shares with a stated value of $1,000 per Preferred Share (the “Series A Perpetual Preferred Shares”) and warrants to purchase 937,500 shares of Presidio Class A Common Stock for a cash purchase price of $123,750,00. The Series A Perpetual Preferred Shares will have the rights, preferences, and privileges set forth in Presidio Production’s Certificate of Designation of Preferences, Rights and Limitations of Series A Perpetual Preferred Stock.

Sponsor Share Transfer and Contribution Agreement

Concurrently with the execution of the Business Combination Agreement, in connection with the proposed Business Combination and the PIPE Financing, we entered into Securities Contribution and Transfer Agreements, with Presidio Production, Sponsor, certain Rollover Members (as defined below) and certain PIPE Investors party thereto (the “Sponsor Share Transfer and Contribution Agreements”) in order to reflect the intended ownership interests of the shareholders of Presidio Production following the proposed Business Combination. Pursuant to and subject to the terms and conditions of the Sponsor Share Transfer and Contribution Agreement, Sponsor agreed to contribute 565,217 shares of its founder shares as a contribution to capital at closing of the proposed Business Combination and, in exchange, Presidio Production agreed to issue 565,217 shares of Presidio Class A Common Stock to the Rollover Members party thereto.

Agreement and Plan of Merger

In connection with the proposed Business Combination, we negotiated with PIH the acquisition of all of the issued and outstanding equity interests of EQV Resources LLC, a Delaware limited liability company (“EQV Resources”) via merger (the “EQV Resources Acquisition”) and, concurrently with the execution of the Business Combination Agreement, we entered into an agreement and plan of merger with Presidio Production, EQVR Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Presidio Production, EQV Resources Intermediate LLC, a Delaware limited liability company, EQV Resources and PIH (the “EQV Resources Merger Agreement”), pursuant to which we and Presidio Production will effect the EQV Resources Acquisition on the terms and subject to the conditions set forth in the EQV Resources Merger Agreement and in accordance with applicable law.

Rollover Agreement

Concurrently with the execution of the Business Combination Agreement, and in connection with the proposed Business Combination, we entered into certain rollover agreements with EQV Holdings, PIH, certain existing investors and certain unitholders of PIH (“PIH Unitholders”) (each, a “Rollover Agreement,” and collectively, the “Rollover Agreements,” and, such PIH Unitholders, the “Rollover Members”), pursuant to which the units held by such Rollover Members will, in accordance with the terms of the Business Combination Agreement and the Rollover Agreement, convert into the right to receive a number of units of EQV Holdings and a number of Class B units of Presidio Production at par value.

Trading Symbol Change

On October 22, 2025, the Company announced its intention to change trading symbols on the New York Stock Exchange (“NYSE”) from “EQV,” “EQV U,” and “EQV WS” to “FTW,” “FTW U,” and “FTW WS,” respectively. The new trading symbols reflect the proposed Business Combination with PIH and the branding of the future combined entity, Presidio Production Company, which is headquartered in Fort Worth, Texas.

On November 3, 2025, the trading symbol changes became effective on NYSE. Following the change, the Company’s securities now trade under the new symbols “FTW,” “FTW U,” and “FTW WS.”

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 15, 2024 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net loss of $3,036,568, which consisted of interest earned on investments held in the trust account of $4,029,558 and interest income from bank account of $2,122, offset by general and administrative costs of $6,877,248 and, loss on subscription agreements of $191,000.

For the nine months ended September 30, 2025, we had a net income of $2,946,985, which consisted of interest earned on investments held in the trust account of $11,841,655 and interest income from bank account of $17,952, offset by general and administrative costs of $8,721,6222 and loss on subscription agreements of $191,000.

For the three months ended September 30, 2024, we had a net income of $2,961,354, which consisted of interest earned on marketable securities held in the trust account of $2,695,023 and change on over-allotment liability of $598,539 offset by general and administrative costs of $332,208.

For the period from April 15, 2024 (inception) through September 30, 2024, we had a net income of $2,914,438, which consisted of interest earned on marketable securities held in the trust account of $2,695,023 and change on over-allotment liability of $598,539 offset by general and administrative costs of $379,124.

Liquidity, Capital Resources and Going Concern

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of September 30, 2025, the Company had $40,655 in cash and a working capital deficit of $7,253,284.

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

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (net, with respect to interest income, of permitted withdrawals (as defined below)), to complete our business combination. We are permitted to withdraw 10% of the interest earned on the trust account to fund our working capital requirements and/or to pay our taxes, and such withdrawals can only be made from interest and not from the principal held in the trust account (“permitted withdrawals”). To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. As of September 30, 2025, approximately $136,000 of the trust account balance can be withdrawn for working capital expenses.

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

For the nine months ended September 30, 2025, cash used in operating activities was $1,647,539. Net income of $2,947,985 was affected by interest earned on marketable securities held in the trust account of $11,841,655, and initial loss on subscription agreement liability of $191,000. Changes in operating assets and liabilities used $7,056,131 of cash for operating activities.

For the period from April 15, 2024 (inception) through September 30, 2024, cash used in operating activities was $404,456. Net income of $2,914,438 was affected by operating costs paid by Sponsor in exchange for issuance of Class B founder shares of $25,000, change in fair value of over-allotment liability of $598,539 and interest earned on marketable securities held in the trust account of $2,695,023. Changes in operating assets and liabilities was affected by $50,332 of cash provided for operating activities.

As of September 30, 2025, we had investments held in the trust account of $367,011,398. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (net, with respect to interest income, of permitted withdrawals and deferred underwriting commissions), to complete our Business Combination. We may withdraw interest from the trust account to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest income earned on the amount in the trust account will be sufficient to pay our taxes and to fund permitted withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash held outside of the trust account of $40,655 available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the Company’s liquidity condition, mandatory liquidation date, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the business combination period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriter was entitled to $0.15 per Unit sold in the Initial Public Offering, or $5,250,000 in the aggregate (the “Base Fee”). Of such $0.15 per unit payable as the Base Fee, $0.132 per Unit, or $4,625,000 in the aggregate, was paid at the closing of the Initial Public Offering (with $2,000,000 paid in cash and $2,625,000 used to purchase the Underwriter Private Placement Units), and $0.018 per unit, or $625,000 in the aggregate, is payable to the underwriter in cash in twelve equal monthly installments of approximately $52,000 each beginning on the first month anniversary of the closing of the Initial Public Offering. An over-allotment fee, if any, is payable in cash upon each closing of the underwriter’s over-allotment option. The over-allotment option has expired.

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the fiscal quarter ended September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The current end date of the business combination period, when a mandatory liquidation of the Trust Account would occur, is August 8, 2026. Under the amended and restated memorandum and articles of association, the Business Combination Period in which we must consummate an initial business combination is 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, though we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate an initial business combination. Although we intend to complete an initial business combination within the Business Combination Period, there can be no assurance that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by the end of our Business Combination Period, there will be a mandatory liquidation of the Trust Account. Accordingly, our management has determined that the mandatory liquidation of the Trust Account, should an initial business combination not occur, raises substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

Refer to Items 1.01 and 3.02 in our Current Report on Form 8-K originally filed on August 5, 2025 and as amended on August 11, 2025 for information about unregistered sales of our equity securities during the quarter.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement dated August 5, 2025, by and among EQV Ventures Acquisition Corp., Prometheus PubCo Inc., Prometheus PubCo Merger Sub Inc., Prometheus Holdings LLC, Prometheus Merger Sub LLC and Presidio Investment Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 11, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 8, 2024).
10.1	Sponsor Letter Agreement dated August 5, 2025, by and among EQV Ventures Acquisition Corp., EQV Ventures Sponsor LLC, Prometheus Holdings LLC, Presidio Investment Holdings LLC and certain individuals set forth therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 11, 2025).
10.2+	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 11, 2025).
10.3†	Securities Purchase Agreement dated August 5, 2025, by and among EQV Ventures Acquisition Corp., Prometheus PubCo Inc. and Presidio Investment Holdings LLC and the purchasers set forth therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 11, 2025).
10.4	Form of Securities Contribution and Transfer Agreement, by and among EQV Ventures Acquisition Corp., EQV Ventures Sponsor LLC and the certain individuals set forth therein (PIPE Investors) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 11, 2025).
10.5	Form of Securities Contribution and Transfer Agreement, by and among EQV Ventures Acquisition Corp., EQV Ventures Sponsor LLC and the certain individuals set forth therein (Rollover Members) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 11, 2025).
10.6+	Agreement and Plan of Merger, dated August 5, 2025, by and among EQV Ventures Acquisition Corp., Prometheus PubCo Inc., EQVR Merger Sub LLC, EQV Resources Intermediate LLC, EQV Resources LLC and Presidio Investment Holdings LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 11, 2025).
10.7	Form of Rollover Agreement (Rollover Members) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 11, 2025).
10.8	Form of Rollover Agreement (Rollover Investors) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on August 11, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

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

EQV VENTURES ACQUISITION CORP.

Date: November 14, 2025	By:	/s/ Jerome Silvey
	Name:	Jerome Silvey
	Title:	Chief Executive Officer
(principal executive officer)

Date: November 14, 2025	By:	/s/ Tyson Taylor
	Name:	Tyson Taylor
	Title:	President and Chief Financial Officer
(principal financial and accounting officer)